Form 10-Q
period 2003-09-30
MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO; ALABAMA POWER CO; GEORGIA POWER CO; SOUTHERN POWER CO; GULF POWER CO; SOUTHERN CO
filed 2003-11-13
CIK 66904, 86940, 3153, 41091, 1160661, 44545, 92122

UNITED STATES
===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________
                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2003
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____


Commission          Registrant, State of Incorporation,      I.R.S. Employer
File Number         Address and Telephone Number             Identification No.
-----------         -----------------------------------      -------------------

1-3526              The Southern Company                       58-0690070
                    (A Delaware Corporation)
                    270 Peachtree Street, N.W.
                    Atlanta, Georgia 30303
                    (404) 506-5000
1-3164              Alabama Power Company                      63-0004250
                    (An Alabama Corporation)
                    600 North 18th Street
                    Birmingham, Alabama 35291
                    (205) 257-1000
1-6468              Georgia Power Company                      58-0257110
                    (A Georgia Corporation)
                    241 Ralph McGill Boulevard, N.E.
                    Atlanta, Georgia 30308
                    (404) 506-6526
0-2429              Gulf Power Company                         59-0276810
                    (A Maine Corporation)
                    One Energy Place
                    Pensacola, Florida 32520
                    (850) 444-6111
001-11229           Mississippi Power Company                  64-0205820
                    (A Mississippi Corporation)
                    2992 West Beach
                    Gulfport, Mississippi 39501
                    (228) 864-1211
1-5072              Savannah Electric and Power Company        58-0418070
                    (A Georgia Corporation)
                    600 East Bay Street
                    Savannah, Georgia 31401
                    (912) 644-7171
333-98553           Southern Power Company                     58-2598670
                    (A Delaware Corporation)
                    270 Peachtree Street, N.W.
                    Atlanta, Georgia 30303
                    (404) 506-5000
===============================================================================

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No____

     Indicate by check mark whether the registrants are accelerated filers as defined by Rule 12b-2 of the Securities Exchange Act of 1934. Yes X No ___


                                                         Description of                        Shares Outstanding
Registrant                                               Common Stock                          at October 31, 2003
----------                                               --------------                        -------------------
The Southern Company                                     Par Value $5 Per Share                    732,199,800
Alabama Power Company                                    Par Value $40 Per Share                     6,625,000
Georgia Power Company                                    Without Par Value                           7,761,500
Gulf Power Company                                       Without Par Value                             992,717
Mississippi Power Company                                Without Par Value                           1,121,000
Savannah Electric and Power Company                      Par Value $5 Per Share                     10,844,635
Southern Power Company                                   Par Value $0.01 Per Share                       1,000

     This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company and Southern Power Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.



                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 2003

                                                                                                                              Page
                                                                                                                             Number
                                                                                                                             ------
DEFINITIONS...............................................................................................................     5
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            8
                Condensed Consolidated Statements of Cash Flows....................................................            9
                Condensed Consolidated Balance Sheets..............................................................           10
                Condensed Consolidated Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           12
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           13
             Alabama Power Company
                Condensed Statements of Income.....................................................................           26
                Condensed Statements of Cash Flows.................................................................           27
                Condensed Balance Sheets...........................................................................           28
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           30
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           31
             Georgia Power Company
                Condensed Statements of Income.....................................................................           41
                Condensed Statements of Cash Flows.................................................................           42
                Condensed Balance Sheets...........................................................................           43
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           45
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           46
             Gulf Power Company
                Condensed Statements of Income.....................................................................           56
                Condensed Statements of Cash Flows.................................................................           57
                Condensed Balance Sheets...........................................................................           58
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           60
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           61
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           70
                Condensed Statements of Cash Flows.................................................................           71
                Condensed Balance Sheets...........................................................................           72
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           74
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           84
                Condensed Statements of Cash Flows.................................................................           85
                Condensed Balance Sheets...........................................................................           86
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................           88
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           89
             Southern Power Company
                Condensed Statements of Income.....................................................................           97
                Condensed Statements of Cash Flows.................................................................           98
                Condensed Balance Sheets...........................................................................           99
                Condensed Statements of Comprehensive Income and
                    Accumulated Other Comprehensive Income.........................................................          101
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............          102
             Notes to the Condensed Financial Statements...........................................................          110
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           24
Item 4.      Controls and Procedures...............................................................................           24



                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 2003

                                                                                                                         Page
                                                                                                                        Number
                                                                                                                        ------
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................................          127
Item 2.  Changes in Securities and Use of Proceeds................................................................. Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................          127
         Signatures ...............................................................................................          134




                                   DEFINITIONS
TERM                                             MEANING
Alabama Power...............................     Alabama Power Company
Clean Air Act ..............................     Clean Air Act Amendments of 1990
Dynegy......................................     Dynegy, Inc.
ECO Plan....................................     Environmental Compliance Overview Plan
EITF........................................     Emerging Issues Task Force
Energy Act..................................     Energy Policy Act of 1992
EPA.........................................     U. S. Environmental Protection Agency
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of Southern Company,
                                                 Alabama Power, Georgia Power, Gulf Power, Mississippi Power,
                                                 Savannah Electric and Southern Power for the year ended
                                                 December 31, 2002
Georgia Power...............................     Georgia Power Company
Gulf Power..................................     Gulf Power Company
IRC.........................................     Internal Revenue Code
IRS.........................................     Internal Revenue Service
LIBOR.......................................     London Interbank Offered Rate
Mirant......................................     Mirant Corporation
Mississippi Power...........................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and
                                                 Mobile Energy Services Holdings, Inc.
Moody's.....................................     Moody's Investors Service, Inc.
NRC.........................................     Nuclear Regulatory Commission
operating companies.........................     Alabama Power, Georgia Power, Gulf Power, Mississippi Power and
                                                 Savannah Electric
PEP.........................................     Performance Evaluation Plan
PPA.........................................     Purchase Power Agreement
PSC.........................................     Public Service Commission
PUHCA.......................................     Public Utility Holding Company Act of 1935, as amended
RTO.........................................     Regional Transmission Organization
S&P.........................................     Standard and Poor's, a division of The McGraw-Hill Companies
Savannah Electric...........................     Savannah Electric and Power Company
SCS.........................................     Southern Company Services, Inc.
SEC.........................................     Securities and Exchange Commission
SeTrans.....................................     A proposed regional transmission organization consisting
                                                 of public and private companies, including Southern Company, located in eight southeastern states
Southern Company............................     The Southern Company
Southern Company GAS........................     Southern Company Gas LLC
Southern Company system.....................     Southern Company, the operating companies, Southern Power and other subsidiaries
Southern LINC...............................     Southern Communications Services, Inc.
Southern Power..............................     Southern Power Company
Super Southeast.............................     Southern Company's traditional service territory, Alabama, Florida,
                                                 Georgia and Mississippi plus the surrounding states of Kentucky,
                                                 Louisiana, North Carolina, South Carolina, Tennessee and Virginia
TVA.........................................     Tennessee Valley Authority


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking and historical information. Forward-looking information includes, among other things, statements concerning capital requirements, expected capacity payments and Southern Power's commercial paper balances, commercial paper as a percentage of future debt, dividend payment plans and scheduled completion of new generating facilities. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental, tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations; current and future litigation, including the pending EPA civil actions against certain Southern Company subsidiaries; the effects, extent and timing of the entry of additional competition in the markets in which Southern Company's subsidiaries operate; the impact of fluctuations in commodity prices, interest rates and customer demand; state and federal rate regulations; political, legal and economic conditions and developments in the United States; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; internal restructuring or other restructuring options that may be pursued; potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries; the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due; the effects of, and changes in, economic conditions in the areas in which Southern Company's subsidiaries operate, including the current soft economy; the direct or indirect effects on Southern Company's business resulting from the terrorist incidents on September 11, 2001, or any similar such incidents or responses to such incidents; financial market conditions and the results of financing efforts; the timing and acceptance of Southern Company's new product and service offerings; the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices; weather and other natural phenomena; the direct or indirect effects on Southern Company's business resulting from the August 2003 power outage in the Northeast, or any similar such incidents; and other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed from time to time with the SEC.

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                                         THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                 For the Three Months                For the Nine Months
                                                                 Ended September 30,                 Ended September 30,
                                                                 2003            2002                2003            2002
                                                                 ----            ----                ----            ----
                                                                    (in thousands)                       (in thousands)
Operating Revenues:
Retail sales                                                    $2,757,014        $2,748,787        $6,906,564        $6,777,554
Sales for resale                                                   377,153           344,083         1,035,535           870,237
Other electric revenues                                             90,556            83,381           410,354           232,639
Other revenues                                                      94,373            71,757           359,918           211,938
                                                                ----------        ----------        ----------        ----------
Total operating revenues                                         3,319,096         3,248,008         8,712,371         8,092,368
                                                                ----------        ----------        ----------        ----------
Operating Expenses:
Fuel                                                               936,982           845,121         2,385,357         2,105,858
Purchased power                                                    139,011           183,594           387,034           374,855
Other operations                                                   536,997           542,550         1,601,057         1,510,506
Maintenance                                                        195,871           194,157           664,535           669,966
Depreciation and amortization                                      260,623           265,538           763,908           765,444
Taxes other than income taxes                                      155,263           146,996           446,826           424,720
                                                                ----------        ----------        ----------        ----------
Total operating expenses                                         2,224,747         2,177,956         6,248,717         5,851,349
                                                                ----------        ----------        ----------        ----------
Operating Income                                                 1,094,349         1,070,052         2,463,654         2,241,019
Other Income and (Expense):
Allowance for equity funds used during construction                  5,025             3,242            17,049            13,834
Interest income                                                      4,994             6,645            30,081            15,589
Equity in losses of unconsolidated subsidiaries                    (21,982)          (25,249)          (75,425)          (66,904)
Leveraged lease income                                              16,168            14,506            49,581            43,960
Interest expense, net of amounts capitalized                      (129,153)         (124,237)         (387,102)         (368,009)
Distributions on shares subject to mandatory redemption            (36,393)          (44,675)         (115,930)         (130,851)
Preferred dividends of subsidiaries                                 (5,473)           (4,413)          (15,695)          (13,190)
Other income (expense), net                                        (29,484)          (28,175)          (31,912)          (46,055)
                                                                ----------        ----------        ----------        ----------
Total other income and (expense)                                  (196,298)         (202,356)         (529,353)         (551,626)
                                                                ----------        ----------        ----------        ----------
Earnings Before Income Taxes                                       898,051           867,696         1,934,301         1,689,393
Income taxes                                                       279,216           272,283           586,147           538,302
                                                                ----------        ----------        ----------        ----------
Earnings Before Cumulative Effect of Accounting Change             618,835           595,413         1,348,154         1,151,091
Cumulative effect of accounting change --
   less income taxes of $231                                             -                 -               367                 -
                                                                ----------        ----------        ----------        ----------
Consolidated Net Income                                         $  618,835        $  595,413        $1,348,521        $1,151,091
                                                                ==========        ==========        ==========        ==========
Common Stock Data:
   Consolidated basic earnings per share                             $0.85             $0.84             $1.86             $1.63
   Consolidated diluted earnings per share                           $0.84             $0.83             $1.85             $1.62
   Average number of basic shares of common
    stock outstanding (in thousands)                               729,816           710,647           724,462           705,946
   Average number of diluted shares of common
    stock outstanding (in thousands)                               734,855           716,464           729,671           711,346
Cash dividends paid per share of common stock                       $0.350           $0.3425            $1.035           $1.0125















The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.



                                         THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                                2003           2002
                                                                                                ----           ----
                                                                                                  (in thousands)
Operating Activities:
Consolidated net income                                                                    $1,348,521        $1,151,091

Adjustments to reconcile consolidated net income
 to net cash provided from operating activities --
     Depreciation and amortization                                                            866,783           841,459
     Deferred income taxes and investment tax credits                                         310,411            55,029
     Equity in losses of unconsolidated subsidiaries                                           75,425            66,904
     Leveraged lease income                                                                   (49,581)          (43,960)
     Pension, postretirement, and other employee benefits                                     (31,665)          (58,881)
     Tax benefit of stock options                                                              25,917            19,795
     Settlement of interest rate hedges                                                      (120,483)          (16,437)
     Other, net                                                                                36,090            19,842
     Changes in certain current assets and liabilities --
          Receivables, net                                                                    (81,363)         (147,652)
          Fossil fuel stock                                                                   (11,719)           74,472
          Materials and supplies                                                              (20,202)           10,883
          Other current assets                                                                 11,572          (103,142)
          Accounts payable                                                                   (225,312)           15,165
          Taxes accrued                                                                       293,598           330,159
          Other current liabilities                                                           (40,040)           43,789
                                                                                           ----------        ----------
Net cash provided from operating activities                                                 2,387,952         2,258,516
                                                                                           ----------        ----------
Investing Activities:
Gross property additions                                                                   (1,453,325)       (1,996,548)
Southern Company Gas acquisition                                                                    -           (58,572)
Cost of removal net of salvage                                                                (51,761)          (83,818)
Change in construction payables, net of joint owner portion                                   (55,280)          (95,075)
Other                                                                                         (30,282)          (24,344)
                                                                                           ----------        ----------
Net cash used for investing activities                                                     (1,590,648)       (2,258,357)
                                                                                           ----------        ----------
Financing Activities:
Decrease in notes payable, net                                                               (539,091)         (683,347)
Proceeds --
   Senior notes                                                                             2,805,000         1,775,000
   Other long-term debt                                                                        75,495            86,428
   Shares subject to mandatory redemption                                                           -           675,000
   Preferred stock                                                                            125,000                 -
   Common stock                                                                               370,305           330,374
Redemptions --
   First mortgage bonds                                                                       (33,350)         (352,946)
   Long-term senior notes                                                                  (1,724,185)         (382,110)
   Other long-term debt                                                                      (536,769)         (106,799)
   Shares subject to mandatory redemption                                                    (240,000)         (649,250)
Payment of common stock dividends                                                            (748,111)         (713,276)
Other                                                                                         (41,681)          (40,223)
                                                                                           ----------        ----------
Net cash used for financing activities                                                       (487,387)          (61,149)
                                                                                           ----------        ----------
Net Change in Cash and Cash Equivalents                                                       309,917           (60,990)
Cash and Cash Equivalents at Beginning of Period                                              273,032           354,015
                                                                                           ----------        ----------
Cash and Cash Equivalents at End of Period                                                 $  582,949        $  293,025
                                                                                           ==========        ==========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of $39,673 and $43,558 capitalized for 2003 and 2002, respectively)          $471,001          $382,502
  Income taxes (net of refunds)                                                               $55,282          $202,496









The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.



                                          THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                       At September 30,         At December 31,
Assets                                                                                       2003                    2002
------                                                                                 ----------------         ---------------
                                                                                                      (in thousands)
Current Assets:
Cash and cash equivalents                                                                  $ 582,949              $ 273,032
Receivables
     Customer accounts receivable                                                            917,603                709,878
     Unbilled revenues                                                                       260,573                277,105
     Under recovered regulatory clause revenues                                              193,588                174,362
     Other accounts and notes receivable                                                     276,609                370,021
     Accumulated provision for uncollectible accounts                                        (40,471)               (25,546)
Fossil fuel stock, at average cost                                                           310,674                298,955
Materials and supplies, at average cost                                                      559,191                539,459
Other                                                                                        360,242                299,743
                                                                                         -----------            -----------
Total current assets                                                                       3,420,958              2,917,009
                                                                                         -----------            -----------
Property, Plant, and Equipment:
In service                                                                                39,814,570             37,485,853
Less accumulated depreciation                                                             15,408,650             15,448,850
                                                                                         -----------            -----------
                                                                                          24,405,920             22,037,003
Nuclear fuel, at amortized cost                                                              191,983                222,676
Construction work in progress                                                              1,430,585              2,382,287
                                                                                         -----------            -----------
Total property, plant, and equipment                                                      26,028,488             24,641,966
                                                                                         -----------            -----------
Other Property and Investments:
Nuclear decommissioning trusts, at fair value                                                738,521                639,167
Leveraged leases                                                                             821,646                790,767
Other                                                                                        230,540                243,353
                                                                                         -----------            -----------
Total other property and investments                                                       1,790,707              1,673,287
                                                                                         -----------            -----------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                     885,363                897,777
Prepaid pension costs                                                                        879,058                786,115
Unamortized debt issuance expense                                                            133,259                121,008
Unamortized premium on reacquired debt                                                       325,108                313,057
Other                                                                                        429,581                398,581
                                                                                         -----------            -----------
Total deferred charges and other assets                                                    2,652,369              2,516,538
                                                                                         -----------            -----------
Total Assets                                                                             $33,892,522            $31,748,800
                                                                                         ===========            ===========













The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.




                                           THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                                          At September 30,         At December 31,
Liabilities and Stockholders' Equity                                                            2003                    2002
------------------------------------                                                      ----------------         ---------------
                                                                                                        (in thousands)
Current Liabilities:
Securities due within one year                                                                   $ 1,206,892            $ 1,679,489
Notes payable                                                                                        460,434                972,459
Accounts payable                                                                                     694,507                985,660
Customer deposits                                                                                    187,783                168,952
Taxes accrued --
   Income taxes                                                                                      429,303                 62,571
   Other                                                                                             302,915                218,967
Interest accrued                                                                                     169,886                158,196
Vacation pay accrued                                                                                 128,787                130,015
Other                                                                                                505,147                592,531
                                                                                                 -----------            -----------
Total current liabilities                                                                          4,085,654              4,968,840
                                                                                                 -----------            -----------
Long-term Debt                                                                                     9,750,117              8,692,962
                                                                                                 -----------            -----------
Shares Subject to Mandatory Redemption                                                             2,180,000              2,380,000
                                                                                                 -----------            -----------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                                  4,475,702              4,214,471
Deferred credits related to income taxes                                                             420,222                449,816
Accumulated deferred investment tax credits                                                          586,219                606,779
Employee benefits provisions                                                                         661,080                614,239
Asset retirement obligations                                                                         854,058                      -
Other                                                                                                772,342                813,464
                                                                                                 -----------            -----------
Total deferred credits and other liabilities                                                       7,769,623              6,698,769
                                                                                                 -----------            -----------
Total Liabilities                                                                                 23,785,394             22,740,571
                                                                                                 -----------            -----------
Cumulative Preferred Stock of Subsidiaries                                                           423,126                298,126
                                                                                                 -----------            -----------
Common Stockholders' Equity:
Common stock, par value $5 per share --
   Authorized -- 1 billion shares
   Issued     -- September 30, 2003: 731,526,987 shares;
              -- December 31, 2002:  716,548,526 shares                                            3,657,635              3,582,743
Paid-in capital                                                                                      659,345                337,670
Treasury, at cost -- September 30, 2003: 173,186 shares;
                  -- December 31, 2002:  147,021 shares                                               (3,776)                (2,815)
Retained earnings                                                                                  5,474,715              4,874,375
Accumulated other comprehensive loss                                                                (103,917)               (81,870)
                                                                                                 -----------            -----------
Total Common Stockholders' Equity                                                                  9,684,002              8,710,103
                                                                                                 -----------            -----------
Total Liabilities and Stockholders' Equity                                                       $33,892,522            $31,748,800
                                                                                                 ===========            ===========








The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.


                                      THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                       For the Three Months               For the Nine Months
                                                                        Ended September 30,               Ended September 30,
                                                                   --------------------------            -------------------------
                                                                   2003                  2002            2003                 2002
                                                                   ----                  ----            ----                 ----
                                                                         (in thousands)                       (in thousands)

Consolidated Net Income                                           $ 618,835         $ 595,413      $ 1,348,521         $ 1,151,091
Other comprehensive loss:
   Changes in fair value of marketable securities                      (284)              248             (188)                539
   Changes in fair value of qualifying hedges, net of tax
   of $5,781, $(13,310), $(4,325),$(32,255),
   respectively                                                      (6,399)          (21,591)         (19,903)            (51,283)
   Less:  Reclassification adjustment for amounts
   included in net income, net of tax $2,723, $166,
    $(1,937) $190, respectively                                       4,401               260           (1,956)                298
                                                                  ---------         ---------      -----------         -----------
       Total other comprehensive loss                             $  (2,282)        $ (21,083)     $   (22,047)        $   (50,446)
                                                                  ---------         ---------      -----------         -----------

CONSOLIDATED COMPREHENSIVE INCOME                                $  616,553         $ 574,330      $ 1,326,474         $ 1,100,645
                                                                 ==========         =========      ===========         ===========

___________________________________________________________________________________________________________________________________


                                      THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                  CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)



                                                                                At September 30,         At December 31,
                                                                                       2003                    2002
                                                                                ----------------         ---------------
                                                                                              (in thousands)

Balance at beginning of period                                                  $  (81,870)                $   7,148
Change in current period                                                           (22,047)                  (89,018)
                                                                                ----------                 ---------
BALANCE AT END OF PERIOD                                                        $ (103,917)                $ (81,870)
                                                                                ==========                 =========

___________________________________________________________________________________________________________________________________











The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

                                                                12

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   THIRD QUARTER 2003 vs. THIRD QUARTER 2002
                                       AND
                     YEAR-TO-DATE 2003 vs. YEAR-TO-DATE 2002

RESULTS OF OPERATIONS

Southern Company is focusing on three main businesses in the Southeast: its traditional business, represented by its five operating companies providing regulated retail electric service in four states; a growing competitive generation business in the Super Southeast; and energy-related products and services for its retail customers. For additional information on these businesses, see Item 1 - BUSINESS - The SOUTHERN System - "Operating Companies," "Southern Power" and "Other Business" in the Form 10-K.

Earnings

Southern Company's third quarter and year-to-date 2003 earnings were $619 million ($0.85 per share) and $1.35 billion ($1.86 per share), respectively, compared with $595 million ($0.84 per share) and $1.15 billion ($1.63 per share) in the third quarter and year-to-date 2002. Earnings in the third quarter 2003 increased due to a number of positive factors including growth in the number of customers in the Southern Company service area, successful efforts to control costs and strong results from Southern Company's competitive generation business. Earnings from the competitive generation business increased due to the combination of (1) hydro and coal-fired generating capacity available as a result of the mild summer weather in Southern Company's retail service area and (2) higher prices for natural gas, which made this capacity more competitive in the wholesale markets. Year-to-date 2003 earnings include a one-time after-tax gain of $88 million in the second quarter of 2003 from the termination of PPAs between Southern Company subsidiaries, Mississippi Power and Southern Power, and subsidiaries of Dynegy. Reference is made to Note
(N) to the Condensed Financial Statements herein for additional information. Year-to-date 2003 earnings were also positively impacted by regulatory rate proceedings in Alabama and Florida which took effect in April 2002 and June 2002, respectively.

     Significant income statement items appropriate for discussion include the following:


                                                                              Increase (Decrease)
                                                          -------------------------------------------------------------
                                                                 Third Quarter                  Year-To-Date
                                                          ---------------------------- --------------------------------
                                                          (in thousands)    %        (in thousands)          %
Retail sales.........................................    $    8,227        0.3        $  129,010           1.9
Sales for resale.....................................        33,070        9.6           165,298          19.0
Other electric revenues..............................         7,175        8.6           177,715          76.4
Other revenues.......................................        22,616       31.5           147,980          69.8
Fuel expense.........................................        91,861       10.9           279,499          13.3
Purchased power expense..............................       (44,583)     (24.3)           12,179          3.2
Other operations expense.............................        (5,553)      (1.0)           90,551           6.0
Taxes other than income taxes........................         8,267        5.6            22,106           5.2
Interest income......................................        (1,651)     (24.8)           14,492          93.0
Equity in losses of unconsolidated subsidiaries......         3,267       12.9            (8,521)        (12.7)
Interest expense, net of amounts capitalized.........         4,916        4.0            19,093           5.2
Distributions on shares subject to
   mandatory redemption..............................        (8,282)    (18.5)           (14,921)        (11.4)
Other income (expense), net..........................         1,309       4.6            (14,143)        (30.7)

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue decreased by $8.4 million, or 0.4%, in the third quarter 2003 and increased by $31.6 million, or 0.7%, year-to-date 2003 when compared to the same periods in 2002. In the third quarter and year-to-date 2003, retail kilowatt-hour energy sales decreased by 1.4% and 0.3%, respectively, primarily due to mild weather when compared to the same periods in 2002. The year-to-date 2003 revenue increase is primarily attributed to retail rate increases at Alabama Power and Gulf Power in April 2002 and June 2002, respectively.

     Sales for resale. During the third quarter 2003, sales for resale was higher when compared to the same period in the prior year. Revenues from the competitive generation business increased due to the combination of (1) hydro and coal-fired generating capacity available as a result of the mild summer weather in Southern Company's retail service area and (2) higher prices for natural gas, which made this capacity more competitive in the wholesale markets. Further contributing to the year-to-date increase were increased sales of wholesale capacity and energy as a result of new plants placed into service by Southern Power in June 2002 and June 2003.

     Other electric revenues. The increase in other electric revenues year-to-date 2003 when compared to the same period in 2002 is primarily due to $144 million in revenues recorded upon the termination of PPAs with Dynegy and, to a lesser extent, revenues from cogeneration steam facilities. Since cogeneration steam revenues are generally offset by fuel expenses, these revenues do not have a significant impact on earnings. See Note (N) to the Condensed Financial Statements herein for further information on the termination of the Dynegy PPAs.

     Other revenues. In the third quarter and year-to-date 2003, other revenues increased primarily due to revenues from Southern Company GAS, which began operations in August 2002. In addition, revenues from alternative fuel product services and, to a lesser degree, energy services also contributed to the overall increase between years. The increase in revenues from alternative fuel product services is due to increased production as a result of relocating one of the units.

     Fuel expense. During the third quarter and year-to-date 2003, fuel expense was higher due to an increase in the average unit cost of fuel. Year-to-date 2003, the average unit cost of fuel per net kilowatt-hour generated increased 9.6%. Fuel expense year-to-date 2003 also increased due to the commercial operation of Southern Power's new units in June 2002 and 2003 and the acquisition of Southern Company GAS in the third quarter of 2002. Increases in fuel expense at the operating companies are generally offset by fuel revenues and do not affect net income.

     Purchased power expense. Purchased power decreased in the third quarter 2003 primarily due to the mild summer weather and the commercial operation of Southern Power's new units in June 2003. Year-to-date 2003 purchased power expense increased due to the availability of power at prices lower than the cost of self-generation and the effects of purchase power provisions in certain of Southern Power's contracts. Increases in purchased power expenses at the operating companies are generally offset by fuel revenues and do not affect net income.

     Other operations expense. The decrease in other operations expense in the third quarter 2003 is mainly attributed to lower administrative and general expense resulting from efforts to control costs. The year-to-date 2003 increase in other operations expense is mainly attributed to the acquisition of Southern Company GAS, which began operations in August 2002, and the commercial operation of new generating units at Gulf Power in April 2002 and Southern Power in June 2002 and 2003. In addition, higher administrative and general expenses related to property insurance, employee benefits and approximately $11 million of costs incurred in conjunction with restructuring Mississippi Power's lease agreement

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


for the combined cycle generating units at Plant Daniel contributed to the year-to-date increase. Reference is made to Note (S) to the Condensed Financial Statements herein for additional information on Mississippi Power's restructured lease agreement.

     Taxes other than income taxes. The third quarter and year-to-date 2003 increases are primarily due to higher property taxes on additional plant placed in service and municipal gross receipts taxes on increased revenues when compared to the corresponding periods in 2002.

     Interest income. Interest income in the third quarter 2003 decreased when compared to the same period in 2002 due to interest on an income tax refund recorded in 2002. The year-to-date 2003 increase when compared to the corresponding period in 2002 is primarily a result of a favorable tax settlement related to IRS audits for the years 1988 through 1999, excluding 1993 through 1995, recorded in the second quarter of 2003.

     Equity in losses of unconsolidated subsidiaries. Losses from unconsolidated subsidiaries decreased in the third quarter 2003 and increased year-to-date 2003 when compared to the corresponding periods in 2002. These losses relate to Southern Company's investments in entities that produce synthetic fuel. Changes between periods are a result of fluctuations in production levels and are offset by income tax credits generated by such entities. See Note (D) to the Condensed Financial Statements herein for further information on Southern Company's investments in these entities and IRS reviews of the related tax credits.

     Interest expense, net of amounts capitalized. In the third quarter and year-to-date 2003, the increases in interest expense, net of amounts capitalized, are mainly attributed to less interest cost being capitalized as projects have reached completion and an increase in the amount of senior notes outstanding when compared to the same periods in 2002.

     Distributions on shares subject to mandatory redemption. The decreases in the third quarter and year-to-date 2003 are primarily related to the refinancing of higher distribution rate trust preferred securities since the corresponding periods in 2002 and the redemption of $200 million of these securities in the first half of 2003.

     Other income (expense), net. The year-to-date 2003 decrease in this expense is primarily attributed to unrealized gains on derivative energy contracts when compared to the same period in the prior year. See "Exposure to Market Risks" herein for additional information on derivative energy contracts.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. The two major factors are the ability of the operating companies to maintain a stable regulatory environment and achieve energy sales growth while containing costs and the profitability of the competitive market-based wholesale generating business. For additional information relating to these issues, see
Item 1 - BUSINESS - The SOUTHERN System - "Risk Factors" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Southern Company in the Form 10-K.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Legislative and Regulatory Matters

     Comprehensive energy legislation has been passed by both the U.S. House of Representatives and the Senate. Significant differences exist in the legislation and a joint conference is underway to formulate a compromise final bill. While the form of this final bill is not yet known, it is expected to address a number of issues related to the electric utility industry and could affect the business operations and financial condition of Southern Company and its subsidiaries.

     Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information about these issues, including the EPA litigation, see
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements herein. On October 27, 2003, the EPA published a final rule providing that certain equipment replacements be excluded from New Source Review and Prevention of Significant Deterioration provisions of the Clean Air Act under the definition of "routine maintenance, repair and replacement." The final rules must be adopted by the states in Southern Company's service area in order to apply to facilities in the Southern Company system. The final outcome of these matters cannot now be determined.

     Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" in Item 7 of the Form 10-K. On September 26, 2003, the EPA published a final rule in the Federal Register, formally reclassifying the Atlanta area effective January 1, 2004 as a "severe" nonattainment area for the one-hour ozone standard under Title I of the Clean Air Act. If the Atlanta area fails to comply with the one-hour standard by November 2005, all major sources of nitrogen oxides and volatile organic compounds located in the nonattainment area, including Georgia Power's Plants McDonough and Yates, could be subject to payment of emissions fees for nitrogen oxides emitted above 80% of the baseline period. The baseline period is currently unknown. Based on average emissions at these units over the past three years, such fees could potentially reach $23 million annually. However, Georgia Power does not anticipate exceeding 80% of the baseline and, therefore, does not anticipate incurring any such fees. The final outcome of this matter will depend on the development and implementation of applicable regulations.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Southern Company in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Reactions to the White Paper by Southeastern state regulators reflect significant continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. These significant differences between state and federal regulators create substantial uncertainty related to the ultimate approval of SeTrans because state commission approval of the transfer of operational control of the transmission assets of Southern Company and its subsidiaries is a prerequisite to the formation of SeTrans. Pending energy legislation may also impact these issues. Any impact of the FERC proposals on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Southern Company's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Mirant Matters

Reference is made to Note 11 to the financial statements of Southern Company in
Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" in
Item 7 of the Form 10-K and to Note (B) to the Condensed Financial Statements herein for information relating to Mirant. On July 14, 2003, Mirant filed for voluntary reorganization under Chapter 11 of the Federal Bankruptcy Code. Southern Company has various contingent liabilities associated with Mirant, including guarantees, litigation and joint and several liabilities in connection with the consolidated federal income tax return, as well as related indemnifications under the separation agreement. The ultimate outcome of such contingent liabilities cannot now be determined. Furthermore, the impact of Mirant's bankruptcy filing on its related indemnity obligations, if any, cannot now be determined.

     On April 30, 2003, Mirant filed its Annual Report on Form 10-K for the year ended December 31, 2002, which included its restated financial statements for the years ended December 31, 2001 and 2000. The effect of these restatements on Southern Company's financial statements, if any, cannot be determined until Mirant's 2001 revised quarterly financial statements are filed. The impact of the bankruptcy filing on the timing of filing 2001 revised quarterly financial statements, if any, cannot now be determined. However, Southern Company's management does not currently anticipate that a reaudit of Southern Company's 2000 or 2001 financial statements will be necessary.

Other Contingent Matters

     Southern Company is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Company's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Southern Company and its subsidiaries cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Southern Company's financial statements.

     Reference is made to Note (D) to the Condensed Financial Statements herein for information regarding Southern Company's investments in two entities that produce synthetic fuel and receive tax credits pursuant to Section 29 of the IRC. The IRS is currently auditing both of these entities.
From the date of Southern Company's investments in these entities through September 30, 2003, Southern Company has recognized approximately $250 million of these synthetic fuel tax credits through income. The ultimate outcome of the IRS audits cannot be determined at this time.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Note (M) to the Condensed Financial Statements for information regarding FERC approval of the Open Access Transmission Tariff. This settlement is not expected to have a material effect on Southern Company's future earnings.

     Reference is made to Note (N) to the Condensed Financial Statements herein for information regarding the termination of PPAs between Dynegy and Mississippi Power and Southern Power. As result of the terminations of these PPAs, Southern Power has deferred the completion date of Plant Franklin Unit 3 and is completing limited construction activities to preserve the long-term viability of the project. Current projections indicate completion in the 2008-2011 period. The length of the deferral period will depend on forecasted capacity needs and other wholesale market opportunities. Mississippi Power and Southern Power are also continuing to explore alternatives for their existing capacity. The final outcome of these matters cannot now be determined.

     Reference is made to the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policy

Southern Company's significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. Southern Company's critical accounting policy involves rate regulation. The operating companies are subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate costs of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The costs must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Southern Company accrued for the ultimate costs of retiring most long-lived assets over the life of the related asset through depreciation expense.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which further amends and clarifies the accounting and reporting for derivative instruments became effective generally for financial instruments entered into or modified after June 30, 2003. Current interpretations of Statement No. 149 indicate that certain electricity forward transactions subject to unplanned netting (including those typically referred to as "book outs") may not continue to qualify as cash flow hedges. This conclusion is subject to ongoing discussions with the FASB and may change. Southern Company's forward electricity contracts continue to qualify for the normal sales exception and are recorded on an accrual basis. The implementation of Statement No. 149 did not have a material effect on Southern Company's financial statements.

     In July 2003, the EITF reached a consensus on Issue No. 03-11, which addresses the reporting of realized gains and losses on derivative instruments that became effective on October 1, 2003, and is currently being interpreted to require book outs to be recorded on a net basis in operating revenues. Adoption of this standard will not have a material impact on Southern Company's financial statements as it affects only the classification of amounts in the Statements of Income.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires classification of certain financial instruments within its scope, including shares that are mandatorily redeemable, as liabilities. Statement No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise on July 1, 2003. In accordance with Statement No. 150, Southern Company and the operating companies reclassified $2.2 billion of mandatorily redeemable preferred securities as liabilities effective July 1, 2003. The implementation of Statement No. 150 did not have any impact on Southern Company's Statements of Income and Cash Flows.

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. On July 1, 2003, Southern Company adopted Interpretation No. 46 with no financial statement impact following completion of restructuring Mississippi Power's lease arrangement for the combined cycle generating units at Plant Daniel. See Financial Condition - "Off-Balance Sheet Financing Arrangements" below and Note (S) to the Condensed Financial Statements herein for further information on the lease restructuring. On October 9, 2003, the FASB issued Staff Position No. FIN 46-6, which deferred the effective date of Interpretation No. 46 until December 31, 2003 for interests held in variable interest entities or potential variable interest entities created before February 1, 2003. Current analysis indicates that the trusts established by Southern Company and the operating companies to issue trust preferred securities are variable interest entities under Interpretation No. 46 and, further, that Southern Company and the operating companies are not the primary beneficiaries of these trusts. If this conclusion is finalized, effective December 31, 2003, the trust assets and liabilities, including the preferred securities issued by the trusts, will be deconsolidated, the investments in the trusts will be reflected under the equity method, and the loans from the trusts to Southern Company and the operating companies will be reflected as long-term notes payable to affiliates on the balance sheet. Based on the September 30, 2003 values, such treatment would result in an increase of approximately $70 million to both total assets and total liabilities. These reclassifications would not have any impact on net income or cash flow.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Southern Company's financial condition during the first nine months of 2003 included $1.4 billion used for gross property additions to utility plant. The funds for these additions and other capital requirements were primarily obtained from operating activities and net security issuances of approximately $300 million. See Southern Company's Condensed Consolidated Statements of Cash Flows herein for further details.

Ongoing Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction," "Other Capital Requirements" and "Environmental Matters" of Southern Company in the Form 10-K for a description of the Southern Company system's capital requirements for its construction program, sinking fund requirements, maturing debt and environmental compliance efforts. Approximately $1.2 billion will be required by September 30, 2004 for redemptions and maturities of long-term debt.

Sources of Capital

In addition to the financing activities previously described, Southern Company may require additional equity capital over the next several years. The amounts and timing of additional equity capital to be raised will be contingent on Southern Company's investment opportunities. The operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operations and the issuances of new debt securities, term loans and short-term borrowings. However, the amount, type and timing of any financings, if needed, will depend upon market conditions and regulatory approval. See Item 1 - BUSINESS - "Financing Programs" of Southern Company in the Form 10-K for additional information.

     Southern Company's current liabilities exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs, as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, the Southern Company system had at September 30, 2003 approximately $583 million of cash and cash equivalents and approximately $3.4 billion of unused credit arrangements with banks, of which $32 million expire in 2003, $2.72 billion expire in 2004 and $665 million expire in 2005 and beyond. Of the facilities maturing in 2003 and 2004, $2.24 billion contain provisions allowing two-year term loans executable at the expiration date. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. The operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the operating companies. At September 30, 2003, the Southern Company system had no outstanding extendible commercial notes and outstanding notes payable of $460 million. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Off-Balance Sheet Financing Arrangements

In May 2001, Mississippi Power began the initial 10-year term of an operating lease agreement with Escatawpa Funding, Limited Partnership ("Escatawpa"), a special purpose entity, to use a combined-cycle generating facility located at Mississippi Power's Plant Daniel. The facility cost approximately $370 million. Reference is made to Note 9 to the financial statements of Southern Company in
Item 8 of the Form 10-K for additional information. In June 2003, Escatawpa sold its ownership interests in the facility to Juniper Capital ("Juniper"). Simultaneously, Juniper entered into a restructured lease agreement with Mississippi Power. The terms of the lease with Juniper are substantially the same as the lease with Escatawpa. In accordance with Interpretation No. 46, Mississippi Power is not required to consolidate the leased assets and related liabilities. Furthermore, the restructured lease agreement is an operating lease under FASB Statement No. 13, "Accounting for Leases." Reference is made to Note
(S) to the Condensed Financial Statements herein for additional information.

Credit Rating Risk

Southern Company and its subsidiaries do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral -- but not accelerated payment -- in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales, fixed-price physical gas purchases and agreements covering interest rate swaps. At September 30, 2003, the maximum potential collateral requirements under the electricity purchase and sale contracts and financial instrument agreements were approximately $387 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash. At September 30, 2003, there were no material collateral requirements for the gas purchase contracts.

Exposure to Market Risks

Southern Company's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2002 reporting period. In addition, Southern Company is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, the operating companies have limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the operating companies and Southern Power enter into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Also, the operating companies have each implemented fuel-hedging programs at the instruction of their respective PSCs. The fair value of derivative energy contracts at September 30, 2003 was as follows:

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                             Third Quarter
                                                  2003            Year-to-Date
                                                 Changes            Changes
    --------------------------------------------------------------------------
                                                       Fair Value
     -------------------------------------------------------------------------
                                                     (in thousands)
    Contracts beginning of period             $26,683              $  47,335
    Contracts realized or settled             (20,734)               (58,689)
    New contracts at inception                      -                      -
    Changes in valuation techniques                 -                      -
    Current period changes                        340                 17,643
    ------------------------------------------------------------------------
    Contracts at September 30, 2003            $6,289              $   6,289
    ========================================================================

                                                 Source of September 30, 2003
                                                       Valuation Prices
     -------------------------------------------------------------------------
                                            Total                Maturity
                                                       ------------------------
                                          Fair Value      Year 1      1-3 Years
      ------------------------------------------------------------------------
                                                        (in thousands)
     Actively quoted                         $6,289       $12,810      $(6,521)
     External sources                             -             -            -
     Models and other methods                     -             -            -
     --------------------------------------------------------------------------
     Contracts at September 30, 2003         $6,289       $12,810      $(6,521)
     ==========================================================================

     Unrealized gains and losses from mark to market adjustments on contracts related to the PSC-approved fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through the operating companies' fuel cost recovery clauses. In addition, unrealized gains and losses on electric and gas contracts used to hedge anticipated purchases and sales are deferred in Other Comprehensive Income. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. At September 30, 2003, the fair value of derivative energy contracts reflected in the financial statements was as follows:

                                                    Amounts
      -----------------------------------------------------------
                                                (in thousands)
     Regulatory assets, net                            $(499)
     Other comprehensive income                        1,458
     Net income                                        5,330
     ------------------------------------------------------------
     Total fair value                                 $6,289
     ============================================================

     For the three months and nine months ended September 30, 2003, approximately $3.3 million and $3.9 million, respectively, of gains were recognized in income, compared to $2.2 million and $(3.9) million, respectively, of gains (losses) recognized in income during the three months and nine months ended September 30, 2002.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Southern Company is exposed to market price risk in the event of nonperformance by the parties to the derivative energy contracts. Southern Company's policy is to enter into agreements with counterparties that have investment grade credit ratings by Moody's and S&P or that provide adequate collateral; therefore, Southern Company does not anticipate nonperformance by the counterparties. For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" of Southern Company in the Form 10-K, Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K and Note (L) to the Condensed Financial Statements herein.

Financing Activities

During the first nine months of 2003, Southern Company subsidiaries issued $2.8 billion of senior notes, $125 million of preferred stock and $75 million of other long-term debt. The issuances were primarily used to refund long-term senior notes and other long-term debt. The remainder was used to reduce short-term debt and fund ongoing construction programs. Reference is made to Southern Company's Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first nine months of 2003.

     In July 2003, Alabama Power entered into swaps to hedge interest payments associated with an anticipated debt issuance planned in December 2003. The swaps are for a notional amount of $350 million at a fixed interest rate of 2.35% and mature in December 2006.

     In July 2003, Georgia Power entered into swaps to hedge interest payments associated with variable rate pollution control bonds. The swaps are for a notional amount of $873.3 million at an average fixed interest rate of 1.388% and mature in December 2004. Also in July 2003, Georgia Power entered into a swap to hedge interest payments associated with a variable rate note with a coupon of LIBOR plus 10 basis points. The swap is for a notional amount of $50 million at a fixed interest rate of 1.5625% and matures in January 2005.

     In July 2003, Gulf Power issued $60 million of Series G 4.35% Senior Notes due July 15, 2013 and $60 million of Series H 5.25% Senior Notes due July 15, 2033. The proceeds of the Series G Senior Notes were used to pay at maturity the $60 million outstanding principal amount of Series C 4.69% Senior Notes due August 1, 2003. The proceeds of the Series H Senior Notes were used to redeem in August 2003 the $46.7 million outstanding principal amount of the Series A 6.70% Senior Insured Quarterly Notes due June 30, 2038. The remainder was used to repay a portion of Gulf Power's short-term indebtedness.

     In September 2003, Georgia Power issued $100 million of Series Q 4.90% Senior Notes due September 15, 2013. The proceeds from this sale were used to repay a portion of Georgia Power's outstanding commercial paper. In connection with this sale, Georgia Power settled a related treasury lock and incurred a loss of $2.5 million.

     In September 2003, Gulf Power issued $40 million of Series I 5.75% Senior Notes due September 15, 2033. The proceeds from this issue were used in October 2003 to redeem the $45 million outstanding principal amount of Gulf Power Capital Trust II 7.00% Cumulative Quarterly Income Preferred Securities.

     In October 2003, Georgia Power issued $200 million of Series R 6% Senior Notes due October 15, 2033. The proceeds from this sale will be used to redeem in November 2003 all of the Series B 6.6% Senior Notes due December 31, 2038.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In July 2003, Savannah Electric entered into a swap to hedge interest payments associated with an anticipated debt issuance planned in December 2003. The swap is for a notional amount of $25 million at a fixed interest rate of 5.025% and matures in December 2013. In addition, Savannah Electric entered into a swap to hedge payments associated with a variable rate bank note. The swap is for a notional amount of $20 million at a fixed interest rate of 2.06% and matures in December 2004.

     In August 2003, Southern Company entered into an interest rate swap to hedge the fair value of a $40 million senior note outstanding at SCS.

     Also, Southern Company and its subsidiaries plan to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

     The market price of Southern Company's common stock at September 30, 2003 was $29.35 per share and the book value was $13.24 per share, representing a market-to-book ratio of 222%, compared to $28.39, $12.16 and 233%, respectively, at the end of 2002. The dividend for the third quarter 2003 was $0.35 per share compared to $0.3425 per share in the third quarter 2002.

PART I

Item 3.       Quantitative And Qualitative Disclosures About Market Risk.

Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" herein for each registrant and Note 1 to the financial statements of each registrant in Item 8 of the Form 10-K. Reference is also made to Note (L) to the Condensed Financial Statements herein for information relating to derivative instruments.

Item 4.       Controls and Procedures.

(a)      Evaluation of disclosure controls and procedures.

As of the end of the period covered by this quarterly report, Southern Company, the operating companies and Southern Power conducted separate evaluations under the supervision and with the participation of each company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to each company (including its consolidated subsidiaries) required to be included in periodic filings with the SEC.

(b)      Changes in internal controls.

There have been no significant changes in Southern Company's, the operating companies' or Southern Power's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2003 that have materially affected or are reasonably likely to materially affect, Southern Company's, the operating companies' or Southern Power's internal controls over financial reporting.

                              ALABAMA POWER COMPANY

                                                 ALABAMA POWER COMPANY
                                       CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                   For the Three Months                For the Nine Months
                                                                   Ended September 30,                 Ended September 30,
                                                                   2003           2002                 2003           2002
                                                                   ----           ----                 ----           ----
                                                                     (in thousands)                        (in thousands)
Operating Revenues:
Retail sales                                                     $951,612          $924,944         $2,371,347       $2,293,015
Sales for resale --
  Non-affiliates                                                  134,897           143,968            370,390          358,131
  Affiliates                                                       96,840            25,547            213,568          122,721
Other revenues                                                     32,785            24,677            101,096           71,861
                                                                ---------         ---------         ----------       ----------
Total operating revenues                                        1,216,134         1,119,136          3,056,401        2,845,728
                                                                ---------         ---------         -----------      ----------
Operating Expenses:
Fuel                                                              330,189           274,181            810,724          718,014
Purchased power --
  Non-affiliates                                                   33,719            40,319             90,025           76,503
  Affiliates                                                       60,190            44,865            154,299          119,508
Other operations                                                  152,434           148,679            446,619          410,251
Maintenance                                                        68,143            62,843            224,364          217,358
Depreciation and amortization                                     103,526           100,404            308,242          297,613
Taxes other than income taxes                                      54,012            55,184            170,579          166,787
                                                                ---------         ---------         ----------       ----------
Total operating expenses                                          802,213           726,475          2,204,852        2,006,034
                                                                ---------         ---------         ----------       ----------
Operating Income                                                  413,921           392,661            851,549          839,694
Other Income and (Expense):
Allowance for equity funds used during construction                 2,159             2,152              9,958            8,028
Interest income                                                     3,702             3,546             11,248            9,898
Interest expense, net of amounts capitalized                      (50,068)          (54,835)          (163,582)        (169,052)
Distributions on shares subject to mandatory redemption            (3,937)           (6,011)           (11,317)         (18,025)
Other income (expense), net                                        (9,242)           (7,250)           (19,276)         (23,276)
                                                                ---------         ---------         ----------       ----------
Total other income and (expense)                                  (57,386)          (62,398)          (172,969)        (192,427)
                                                                ---------         ---------         ----------       ----------
Earnings Before Income Taxes                                      356,535           330,263            678,580          647,267
Income taxes                                                      135,271           125,908            250,102          247,332
                                                               ----------         ---------         ----------       ----------
Net Income                                                        221,264           204,355            428,478          399,935
Dividends on Preferred Stock                                        4,748             3,688             13,520           11,015
                                                                ---------         ---------         ----------       ----------
Net Income After Dividends on Preferred Stock                    $216,516          $200,667           $414,958         $388,920
                                                                =========         =========         ==========       ==========















The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.


                                                   ALABAMA POWER COMPANY
                                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                    2003              2002
                                                                                    ----              ----
                                                                                       (in thousands)
Operating Activities:
Net income                                                                      $   428,478      $   399,935
Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                                  354,513          349,342
     Deferred income taxes and investment tax credits, net                           58,913           (1,809)
     Pension, postretirement, and other employee benefits                           (32,395)         (30,179)
     Tax benefit of stock options                                                     8,029            5,355
     Settlement of interest rate hedges                                             (12,668)               -
     Other, net                                                                        (995)          20,589
     Changes in certain current assets and liabilities --
        Receivables, net                                                            (95,679)         (26,853)
        Fossil fuel stock                                                            (5,844)          21,668
        Materials and supplies                                                       (7,708)           5,834
        Other current assets                                                        (27,237)         (42,929)
        Accounts payable                                                            (32,415)         (69,742)
        Taxes accrued                                                               169,083          131,493
        Other current liabilities                                                    32,187          (13,310)
                                                                                -----------       ----------
Net cash provided from operating activities                                         836,262          749,394
                                                                                -----------       ----------
Investing Activities:
Gross property additions                                                           (473,484)        (475,451)
Cost of removal net of salvage                                                      (23,701)         (21,691)
Other                                                                                13,433           17,243
                                                                                -----------       ----------
Net cash used for investing activities                                             (483,752)        (479,899)
                                                                                -----------       ----------
Financing Activities:
Increase (decrease) in notes payable, net                                           (36,991)          56,975
Proceeds --
  Senior notes                                                                    1,065,000          350,000
  Preferred stock                                                                   125,000                -
  Common stock                                                                       25,000                -
  Capital contributions from parent company                                             133                -
Redemptions --
  First mortgage bonds                                                                    -         (350,000)
  Senior notes                                                                   (1,000,800)          (1,349)
  Other long-term debt                                                                 (707)            (659)
Payment of preferred stock dividends                                                (11,747)         (10,820)
Payment of common stock dividends                                                  (322,650)        (323,250)
Other                                                                                (4,328)          (4,980)
                                                                                -----------       ----------
Net cash used for financing activities                                             (162,090)        (284,083)
                                                                                -----------       ----------
Net Change in Cash and Cash Equivalents                                             190,420          (14,588)
Cash and Cash Equivalents at Beginning of Period                                     22,685           35,756
                                                                                -----------       ----------
Cash and Cash Equivalents at End of Period                                      $   213,105       $   21,168
                                                                                ===========       ==========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of $5,037 and $4,976 capitalized for 2003 and 2002, respectively)  $123,848         $136,089
  Income taxes (net of refunds)                                                     $84,569         $188,933















The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.



                                                  ALABAMA POWER COMPANY
                                              ONDENSED BALANCE SHEETS (UNAUDITED)


                                                                           September 30,        At December 31,
Assets                                                                         2003                   2002
-----                                                                      --------------      ----------------
                                                                                     (in thousands)
Current Assets:
Cash and cash equivalents                                                     $ 213,105               $ 22,685
Receivables --
  Customer accounts receivable                                                  344,188                240,052
  Unbilled revenues                                                              89,251                 89,336
  Other accounts and notes receivable                                            52,356                 47,535
  Affiliated companies                                                           59,708                 74,099
  Accumulated provision for uncollectible accounts                               (5,115)                (4,827)
Fossil fuel stock, at average cost                                               79,586                 73,742
Materials and supplies, at average cost                                         194,471                187,596
Deferred vacation pay                                                            33,901                 33,901
Other                                                                            83,198                 76,134
                                                                           -------------          ------------
Total current assets                                                          1,144,649                840,253
                                                                           ------------           ------------
Property, Plant, and Equipment:
In service                                                                   14,090,068             13,506,170
Less accumulated provision for depreciation                                   5,421,667              5,543,416
                                                                           -------------          ------------
                                                                              8,668,401              7,962,754
Nuclear fuel, at amortized cost                                                  80,780                103,088
Construction work in progress                                                   340,939                478,652
                                                                           ------------           ------------
Total property, plant, and equipment                                          9,090,120              8,544,494
                                                                           ------------           ------------
Other Property and Investments:
Equity investments in subsidiaries                                               46,950                 45,553
Nuclear decommissioning trusts, at fair value                                   344,516                292,297
Other                                                                            16,862                 16,477
                                                                           ------------           ------------
Total other property and investments                                            408,328                354,327
                                                                           ------------           ------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                        328,824                327,276
Prepaid pension costs                                                           432,141                389,793
Unamortized premium on reacquired debt                                          113,029                103,819
Department of Energy assessments                                                 17,144                 17,144
Other                                                                           126,590                108,900
                                                                           ------------           ------------
Total deferred charges and other assets                                       1,017,728                946,932
                                                                           ------------           ------------
Total Assets                                                               $ 11,660,825           $ 10,686,006
                                                                           ============           ============













The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.




                                                       ALABAMA POWER COMPANY
                                               CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                    At September 30,        At December 31,
Liabilities and Stockholder's Equity                                                      2003                   2002
------------------------------------                                                ----------------        ---------------
                                                                                                            (in thousands)
Current Liabilities:
Securities due within one year                                                          $ 1,032,199            $ 1,117,945
Notes payable                                                                                     -                 36,991
Accounts payable --
  Affiliated                                                                                124,332                109,790
  Other                                                                                     111,237                150,195
Customer deposits                                                                            46,686                 44,410
Taxes accrued --
  Income taxes                                                                              181,929                 80,438
  Other                                                                                      79,623                 20,561
Interest accrued                                                                             58,302                 36,344
Vacation pay accrued                                                                         33,901                 33,901
Other                                                                                       101,995                114,870
                                                                                       ------------           ------------
Total current liabilities                                                                 1,770,204              1,745,445
                                                                                       ------------           ------------
Long-term Debt                                                                            3,012,302              2,851,562
                                                                                       ------------           ------------
Shares Subject to Mandatory Redemption                                                      300,000                300,000
                                                                                       ------------           ------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                         1,524,768              1,436,559
Deferred credits related to income taxes                                                    161,066                177,205
Accumulated deferred investment tax credits                                                 219,049                227,270
Employee benefits provisions                                                                151,101                141,149
Deferred capacity revenues                                                                   26,684                 33,924
Asset retirement obligations                                                                353,284                      -
Asset retirement obligation regulatory liability                                             90,568                      -
Other                                                                                       172,048                147,640
                                                                                       ------------           ------------
Total deferred credits and other liabilities                                              2,698,568              2,163,747
                                                                                       ------------           ------------
Total Liabilities                                                                         7,781,074              7,060,754
                                                                                       ------------           ------------
Cumulative Preferred Stock                                                                  372,512                247,512
                                                                                       ------------           ------------
Common Stockholder's Equity:
Common stock, par value $40 per share --
  Authorized  - 15,000,000 shares
  Outstanding - September 30, 2003:  6,625,000 shares
              - December 31, 2002:  6,000,000 shares                                        265,000                240,000
Paid-in capital                                                                           1,908,625              1,900,464
Premium on preferred stock                                                                       99                     99
Retained earnings                                                                         1,341,257              1,250,594
Accumulated other comprehensive loss                                                         (7,742)               (13,417)
                                                                                       ------------           ------------
Total common stockholder's equity                                                         3,507,239              3,377,740
                                                                                       ------------           ------------
Total Liabilities and Stockholder's Equity                                             $ 11,660,825           $ 10,686,006
                                                                                       ============           ============















The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.



                                        ALABAMA POWER COMPANY
                        CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                      For the Three Months                  For the Nine Months
                                                                      Ended September 30,                   Ended September 30,
                                                                   ------------------------             -------------------------
                                                                      2003           2002                 2003              2002
                                                                   -----------     --------             --------           ------
                                                                           (in thousands)                     (in thousands)


Net Income After Dividends on Preferred Stock                      $  216,516     $   200,667          $  414,958     $   388,920
Other comprehensive income (loss):
  Changes in fair value of qualifying hedges, net of tax
    of $1,343, $(1,626), $(80), $(1,938), respectively                  2,474          (2,674)                480          (3,188)
Less: Reclassification adjustment for amounts included in net
  income, net of tax of $1,514, $0, $3,159, $0, respectively            2,151               -               5,195               -
                                                                   ----------     -----------          ----------     -----------
COMPREHENSIVE INCOME                                               $  221,141     $   197,993          $  420,633     $   385,732
                                                                   ==========     ===========          ==========     ===========

___________________________________________________________________________________________________________________________________




                                        ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)

                                                                                   At September 30,        At December 31,
                                                                                         2003                   2002
                                                                                   ----------------        --------------
                                                                                               (in thousands)

Balance at beginning of period                                                       $  (13,417)         $          -
Change in current period                                                                  5,675               (13,417)
                                                                                     ----------          ------------
BALANCE AT END OF PERIOD                                                             $   (7,742)         $    (13,417)
                                                                                     ==========          ============
___________________________________________________________________________________________________________________________________

















The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.


                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2003 vs. THIRD QUARTER 2002
                                       AND
                     YEAR-TO-DATE 2003 vs. YEAR-TO-DATE 2002


RESULTS OF OPERATIONS

Earnings

Alabama Power's net income after dividends on preferred stock for the third quarter and year-to-date 2003 was $216.5 million and $415 million, respectively, compared to $200.7 million and $388.9 million, respectively, for the corresponding periods of 2002. Earnings increased by $15.8 million, or 7.9%, in the third quarter 2003 and by $26.1 million, or 6.7%, year-to-date 2003 due primarily to higher sales for resale, increases in other revenues and lower interest expense, partially offset by higher non-fuel operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                     ---------------------------------------------------------------
                                                             Third Quarter                    Year-To-Date
                                                     ---------------------------------------------------------------
                                                      (in thousands)        %          (in thousands)          %
Retail sales.....................................      $   26,668          2.9         $   78,332            3.4
Sales for resale - non-affiliates................          (9,071)        (6.3)            12,259            3.4
Sales for resale - affiliates....................          71,293        279.1             90,847           74.0
Other revenues...................................           8,108         32.9             29,235           40.7
Fuel expense.....................................          56,008         20.4             92,710           12.9
Purchased power - non-affiliates.................          (6,600)       (16.4)            13,522          17.7
Purchased power - affiliates.....................          15,325         34.2             34,791           29.1
Other operation expense..........................           3,755          2.5             36,368            8.9
Maintenance expense..............................           5,300          8.4              7,006            3.2
Interest expense, net of amounts capitalized.....          (4,767)        (8.7)            (5,470)          (3.2)
Distributions on shares subject to mandatory
   redemption....................................          (2,074)        (34.5)           (6,708)         (37.2)

     Retail sales. Excluding energy cost recovery revenues and revenues associated with PPAs certificated by the Alabama PSC, which generally do not affect net income, retail sales revenues decreased by $10.7 million, or 1.6%, for the third quarter 2003, but increased $2.2 million, or 0.1%, year-to-date 2003, when compared to the corresponding periods in 2002. Reference is made to Note (F) to the Condensed Financial Statements herein for additional information regarding these PPAs. Retail kilowatt-hour energy sales decreased 1.3% in the third quarter 2003 and remained stable for the year when compared to the same periods in 2002. Milder-than-normal temperatures caused the decrease in kilowatt-hour energy sales in the third quarter of 2003.

     Sales for resale - non-affiliates. During the third quarter 2003, the revenues associated with sales for resale to non-affiliates decreased due to a 7.4% decrease in market based prices even though overall kilowatt-hour sales of energy for the quarter increased 1.2% when compared to the corresponding period in 2002. The year-to-date increase in sales for resale to non-affiliates in 2003 is due to a 5.2% increase in kilowatt-hour energy sold when compared to the corresponding period in 2002. Kilowatt-hour sales of energy will vary depending on demand, market based prices and the availability of Southern Company system generation.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - affiliates and Purchased power - affiliates. Sales for resale to affiliates increased in the third quarter and year-to-date 2003 primarily due to the combination of increased demand by Southern Power to meet contractual obligations and the availability of power due to milder-than-normal weather in Alabama Power's service territory. In addition, sales for resale revenues increased in the third quarter and year-to-date 2003 over the same periods in 2002 due to increased capacity payments received in accordance with the affiliated company interchange agreement as a result of increased capacity from PPAs. Purchases of energy will vary depending on demand and the availability and cost of generating resources at each company. Purchased power from affiliates increased in the third quarter and year-to-date 2003 principally due to a PPA between Alabama Power and Southern Power that began in June 2003. The capacity component of these transactions was $25.9 million in the third quarter 2003 and $33.9 million year-to-date 2003. Excluding the capacity revenue, these transactions did not have a significant impact on earnings since the related energy is sold at marginal cost, and energy purchases are generally offset by energy revenues through Alabama Power's energy cost recovery clause.

     Other revenues. During the third quarter 2003, other revenues increased largely due to a $4.7 million increase in revenues from cogeneration steam facilities due primarily to higher gas prices and a $4.3 million increase in revenues from Alabama PSC approved fees charged to customers for connection, reconnection and collection when compared to the same period in 2002. The year-to-date 2003 increase is primarily due to a $16.4 million increase in revenues from cogeneration steam facilities and an $11.6 million increase in revenues from fees charged to customers when compared to the same period in 2002. Since cogeneration steam revenues are generally offset by fuel expenses, these revenues do not have a significant impact on earnings.

     Fuel expense. Fuel expense was higher in the third quarter 2003 when compared to the corresponding period in 2002 mainly due to a 52% increase in gas prices and a 4.6% increase in coal prices. The year-to-date 2003 increase is primarily due to a 61.2% increase in gas prices and a 2.8% increase in coal prices when compared to the same period in 2002. Generation for both third quarter and year-to-date 2003 remained relatively constant when compared to the same period in 2002. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on earnings.

     Purchased power - non-affiliates. The decrease in purchased power-non-affiliates in the third quarter 2003 is due to an 11.6% decrease in energy purchased and a 5.4% decrease in price. The decrease in energy purchased from non-affiliates is a result of the mild summer weather that lowered overall demand in Alabama Power's retail service territory, in addition to the effect of a new PPA with Southern Power that began in June 2003. The year-to-date 2003 increase is due to a 26.5% increase in price even though energy purchased decreased 7.0% when compared to the corresponding period in 2002. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Alabama Power's energy cost recovery clause.

     Other operation expense. The increase in other operation expense in the third quarter 2003 is mainly a result of a $3.9 million increase in administrative and general expenses. This increase primarily relates to a $4.7 million increase in accrued expense for liability insurance, litigation, and workers compensation offset by a $2.4 million decrease in employee benefits. The year-to-date 2003 increase in other operation expense when compared to the same period in 2002 is primarily due to a $24.2 million increase in administrative and general expenses, a $2.8 million increase in steam expense and a $2.8 million increase in customer account expenses. The increase in administrative and general expenses is primarily due to a $7.9 million increase in property insurance, a $6.9 million increase in accrued expense for liability insurance, litigation, and workers compensation and a $4.8 million increase in employee benefits.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Maintenance expense. The increase in maintenance expense for the third quarter 2003 is attributed to a $4.3 million increase in transmission expense and a $2.8 million increase in distribution expense. The year-to-date 2003 increase when compared to the corresponding period in 2002 is primarily due to a $4.2 million dollar increase in transmission expense and a $3.7 million increase in distribution expense. The increase in transmission and distribution expense for the third quarter and year-to-date 2003 is mainly related to work performed on overhead and underground lines.

     Interest expense, net of amounts capitalized. The decreases in interest expense, net of amounts capitalized, during the third quarter and year-to-date 2003 when compared to the same periods in 2002 are a result of refinancing higher cost debt.

     Distributions on shares subject to mandatory redemption. Refinancing of trust preferred securities in the fourth quarter 2002 led to decreases in this item in the third quarter and year-to-date 2003.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including Alabama Power's ability to achieve energy sales growth while containing costs and maintaining a stable regulatory environment. Growth in energy sales is subject to a number of factors. These factors include weather, competition, new short- and long-term contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand and the rate of economic growth in Alabama Power's service area. For additional information relating to these issues, see Item 1 - BUSINESS - The SOUTHERN System - "Risk Factors" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Alabama Power in the Form 10-K.

     Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Alabama Power's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Alabama Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Alabama Power's financial statements.

     Comprehensive energy legislation has been passed by both the U.S. House of Representatives and the Senate. Significant differences exist in the legislation and a joint conference is underway to formulate a compromise final bill. While the form of this final bill is not yet known, it is expected to address a number of issues related to the electric utility industry and could affect the business operations and financial condition of Alabama Power.

     Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information about these issues, including the EPA litigation, see
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Alabama Power in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements herein. On October 27, 2003, the EPA published a final rule providing that certain equipment

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


replacements be excluded from New Source Review and Prevention of Significant Deterioration provisions of the Clean Air Act under the definition of "routine maintenance, repair and replacement." This final rule must be adopted by the State of Alabama in order to apply to Alabama Power's facilities. If fully implemented, this final regulation could affect the applicability of these regulations to activities at Alabama Power's facilities. The final outcome of these matters cannot now be determined.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Alabama Power in the Form 10-K for information on the formation of an RTO and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the proposal. Reactions to the White Paper by certain Southeastern state regulators reflect significant continuing differences in opinion between the FERC and those state regulatory commissions over questions of jurisdiction and protection of retail customers. These significant differences between state and federal regulators create substantial uncertainty related to the ultimate approval of SeTrans because state commission approval of the transfer of operational control of the transmission assets of Southern Company and its subsidiaries is a prerequisite to the formation of SeTrans. Pending energy legislation may also impact these issues. Any impact of the FERC proposals on Alabama Power will depend on the form in which final rules may be ultimately adopted; however, Alabama Power's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

     Reference is made to Note (M) to the Condensed Financial Statements for information regarding FERC approval of the Open Access Transmission Tariff. This settlement is not expected to have a material effect on Alabama Power's future earnings.

     In July 2003, the Alabama PSC issued an order affirming the past treatment of amortizing severance expenses over 22 months and provided that future severance expense be recognized as incurred. Such treatment is in accordance with FASB No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and is not expected to have a material impact on Alabama Power's future earnings.

     On September 9, 2003, the voters of Alabama rejected a tax reform package in a state-wide referendum. Currently, no additional revenue increasing legislation has been proposed.

     Reference is also made to the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policy

Alabama Power's significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. Alabama Power's critical accounting policy involves rate regulation. Alabama Power is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of Alabama Power's operations is no longer subject to these provisions, Alabama Power would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


New Accounting Standards

Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate costs of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The costs must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Alabama Power accrued for the ultimate costs of retiring most long-lived assets over the life of the related asset through depreciation expense.

     FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which further amends and clarifies the accounting and reporting for derivative instruments became effective generally for financial instruments entered into or modified after June 30, 2003. Current interpretations of Statement No. 149 indicate that certain electricity forward transactions subject to unplanned netting (including those typically referred to as "book outs") may not continue to qualify as cash flow hedges.
This conclusion is subject to ongoing discussions with the FASB and may change. Alabama Power's forward electricity contracts continue to qualify for the normal sales exception and are recorded on an accrual basis. The implementation of Statement No. 149 did not have a material effect on Alabama Power's financial statements.

     In July 2003, the EITF reached a consensus on Issue No. 03-11, which addresses the reporting of realized gains and losses on derivative instruments that became effective on October 1, 2003, and is currently being interpreted to require book outs to be recorded on a net basis in operating revenues. Adoption of this standard will not have a material impact on Alabama Power's financial statements as it affects only the classification of amounts in the Statements of Income.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires classification of certain financial instruments within its scope, including shares that are mandatorily redeemable, as liabilities. Statement No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise on July 1, 2003. In accordance with Statement No. 150, Alabama Power reclassified $300 million of mandatorily redeemable preferred securities as liabilities effective July 1, 2003. The implementation of Statement No. 150 did not have any impact on Alabama Power's Statements of Income and Cash Flows.

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. On October 9, 2003, the FASB issued Staff Position No. FIN 46-6, which deferred the effective date of Interpretation No. 46 until December 31, 2003 for interests held in variable interest entities or potential variable interest entities created before February 1, 2003. Current analysis indicates that the trusts established by Alabama Power to issue trust preferred securities are variable interest entities under Interpretation No. 46 and, further, that Alabama Power is not the primary beneficiary of these trusts. If this conclusion is finalized, effective December 31, 2003, the

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


trust assets and liabilities, including the preferred securities issued by the trusts, will be deconsolidated, the investments in the trusts will be reflected under the equity method, and the loans from the trusts to Alabama Power will be reflected as long-term notes payable to affiliates on the accompanying balance sheet. Based on the September 30, 2003 values, such treatment would result in an increase of approximately $9.3 million to both total assets and total liabilities. These reclassifications would not have any impact on net income or cash flow.


FINANCIAL CONDITION

Overview

Major changes in Alabama Power's financial condition during the first nine months of 2003 included the addition of approximately $473 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities and net security issuances of $178 million. See Alabama Power's Condensed Statements of Cash Flows herein for further details.

Ongoing Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of Alabama Power under "Capital Requirements for Construction," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of Alabama Power's capital requirements for its construction program, maturing debt and environmental compliance efforts. Approximately $1 billion will be required by September 30, 2004 for redemptions and maturities of long-term debt.

Sources of Capital

In addition to the financing activities described below, Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     Alabama Power's current liabilities exceed current assets because of scheduled maturities of long-term debt.

     To meet short-term cash needs and contingencies, Alabama Power had at September 30, 2003 approximately $213 million of cash and cash equivalents, unused committed lines of credit of approximately $815 million (including $454 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. These lines of credit unless extended, will expire at various

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


times during 2004. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1 billion of short-term borrowings. At September 30, 2003, Alabama Power had no commercial paper or notes payable to banks outstanding. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

Credit Rating Risk

Alabama Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Exposure to Market Risks

Alabama Power's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2002 reporting period. In addition, Alabama Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Alabama Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Alabama Power has also implemented a retail fuel hedging program at the instruction of the Alabama PSC. The fair value of derivative energy contracts at September 30, 2003 was as follows:

                                                Third Quarter
                                                    2003        Year-to-Date
                                                   Changes         Changes
    -----------------------------------------------------------------------
                                                         Fair Value
    -----------------------------------------------------------------------
                                                       (in thousands)
    Contracts beginning of period               $15,687            $21,402
    Contracts realized or settled               (13,030)           (31,810)
    New contracts at inception                        -                  -
    Changes in valuation techniques                   -                  -
    Current period changes                       (1,481)            11,584
    ----------------------------------------------------------------------
    Contracts at September 30, 2003             $ 1,176            $ 1,176
    ======================================================================

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                                Source of September 30, 2003
                                                      Valuation Prices
     --------------------------------------------------------------------------
                                           Total              Maturity
                                                      -------------------------
                                         Fair Value      Year 1      1-3 Years
     --------------------------------------------------------------------------
                                                        (in thousands)
     Actively quoted                        $1,176        $6,197       $(5,021)
     External sources                            -             -             -
     Models and other methods                    -             -             -
     --------------------------------------------------------------------------
     Contracts at September 30, 2003        $1,176        $6,197       $(5,021)
     ==========================================================================

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Alabama Power's fuel cost recovery clause. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. At September 30, 2003, the fair value of derivative energy contracts reflected in the financial statements was as follows:

                                                     Amounts
     ----------------------------------------------------------
                                                (in thousands)
     Regulatory assets, net                          $  (630)
     Other comprehensive income                            -
     Net income                                        1,806
     ----------------------------------------------------------
     Total fair value                                 $1,176
     ==========================================================

     For the three months ended September 30, 2003 and 2002, approximately $2 million and $0.3 million, respectively, of gains were recognized in income. For the nine months ended September 30, 2003 and 2002, approximately $1.7 million and $(2) million, respectively, of gains (losses) were recognized in income.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risk" of Alabama Power in the Form 10-K and Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K and to Note (L) to the Condensed Financial Statements herein.

Financing Activities

Alabama Power issued a total of $1,065 million of Senior Notes in the first nine months of 2003. The proceeds of these issues were used to redeem $807 million of Senior Notes and for other general corporate purposes. In addition, Alabama Power redeemed $194 million of Senior Notes in the first quarter 2003 from proceeds obtained from a December 2002 issuance of $200 million of Senior Notes.

     Also in the first quarter 2003, Alabama Power issued 1,250 shares ($125 million) of Preferred Stock. The proceeds of this issue were used to repay a portion of Alabama Power's outstanding short-term indebtedness and for other general corporate purposes.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In the second quarter 2003, Alabama Power issued a total of 625,000 shares of common stock to Southern Company at $40.00 a share ($25,000,000 aggregate purchase price). The proceeds from the sale were used by Alabama Power for general corporate purposes.

     Also, in the second quarter 2003, Alabama Power entered into swaps to hedge interest payments associated with variable rate pollution control bonds. The swaps are for a notional amount of $486 million at an average fixed rate of 1.99% effective January 2004 and mature in January 2007. Further in the second quarter 2003, Alabama Power entered into a swap to hedge interest payments associated with variable rate notes. The swap is for a notional amount of $195 million at a fixed interest rate of 1.89% and matures in April 2006.

     In July 2003, Alabama Power entered into swaps to hedge interest payments associated with an anticipated debt issuance planned in December 2003. The swaps are for a notional amount of $350 million at a fixed interest rate of 2.35% and mature in December 2006.

     Alabama Power plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

                              GEORGIA POWER COMPANY

                                             GEORGIA POWER COMPANY
                                    CONDENSED STATEMENTS OF INCOME (UNAUDITED)



                                                                    For the Three Months               For the Nine Months
                                                                    Ended September 30,                Ended September 30,
                                                                    2003            2002               2003            2002
                                                                    ----            ----               ----            ----
                                                                       (in thousands)                      (in thousands)
Operating Revenues:
Retail sales                                                     $ 1,353,851     $ 1,373,842          $ 3,361,162     $ 3,340,826
Sales for resale --
  Non-affiliates                                                      59,783          72,106              193,221         194,478
  Affiliates                                                          31,805          26,350              125,656          68,139
Other revenues                                                        41,443          44,233              123,374         124,336
                                                                 -----------     -----------          -----------      ----------
Total operating revenues                                           1,486,882       1,516,531            3,803,413       3,727,779
                                                                 -----------     -----------          -----------      ----------
Operating Expenses:
Fuel                                                                 335,058         291,716              848,989         774,885
Purchased power --
  Non-affiliates                                                      72,439         114,355              206,527         217,425
  Affiliates                                                         156,292         140,372              391,740         297,868
Other operations                                                     195,010         220,902              580,487         599,416
Maintenance                                                           88,774          95,763              307,346         308,078
Depreciation and amortization                                         89,033         101,896              260,778         298,899
Taxes other than income taxes                                         60,095          53,374              162,560         152,806
                                                                 -----------     -----------          -----------     -----------
Total operating expenses                                             996,701       1,018,378            2,758,427       2,649,377
                                                                 -----------     -----------          -----------     -----------
Operating Income                                                     490,181         498,153            1,044,986       1,078,402
Other Income and (Expense):
Allowance for equity funds used during construction                   (2,509)           (979)              (6,311)         (2,666)
Interest expense, net of amounts capitalized                         (44,182)        (42,722)            (136,470)       (124,770)
Distributions on shares subject to mandatory redemption              (14,918)        (16,282)             (44,756)        (46,705)
Other income (expense), net                                          (16,849)         (8,346)              18,105            (501)
                                                                 -----------     -----------          -----------     -----------
Total other income and (expense)                                     (78,458)        (68,329)            (169,432)       (174,642)
                                                                 -----------     -----------          -----------     -----------
Earnings Before Income Taxes                                         411,723         429,824              875,554         903,760
Income taxes                                                         146,625         158,090              318,324         334,148
                                                                 -----------     -----------          -----------     -----------
Net Income                                                           265,098         271,734              557,230         569,612
Dividends on Preferred Stock                                             168             168                  503             503
                                                                 -----------     -----------          -----------     -----------
Net Income After Dividends on Preferred Stock                    $   264,930     $   271,566          $   556,727     $   569,109
                                                                 ===========     ===========          ===========     ===========























The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

                                                       GEORGIA POWER COMPANY
                                         CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                                2003             2002
                                                                                                ----             ----
                                                                                                      (in thousands)
Operating Activities:
Net income                                                                                     $  557,230       $ 569,612

Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                                                288,405         293,882
     Deferred income taxes and investment tax credits, net                                        174,765          26,956
     Pension, postretirement, and other employee benefits                                         (28,270)        (47,365)
     Tax benefit of stock options                                                                   9,590           7,197
     Settlement of interest rate hedges                                                           (11,250)            447
     Other, net                                                                                     6,975          19,980
     Changes in certain current assets and liabilities --
        Receivables, net                                                                          (50,082)        (13,546)
        Fossil fuel stock                                                                         (15,799)         56,913
        Materials and supplies                                                                    (10,559)          9,135
        Other current assets                                                                       25,555          13,414
        Accounts payable                                                                          (80,396)         19,986
        Taxes accrued                                                                             100,903         146,497
        Other current liabilities                                                                   8,886          10,319
                                                                                               ----------       ---------
Net cash provided from operating activities                                                       975,953       1,113,427
                                                                                               ----------       ---------

Investing Activities:
Gross property additions                                                                         (537,274)       (620,301)
Cost of removal net of salvage                                                                    (16,475)        (53,050)
Sales of property                                                                                       -         387,212
Change in construction payables, net of joint owner portion                                       (52,841)        (39,251)
Other                                                                                              21,319          29,372
                                                                                               ----------       ---------
Net cash used for investing activities                                                           (585,271)       (296,018)
                                                                                               ----------       ---------
Financing Activities:
Decrease in notes payable, net                                                                   (287,222)       (185,994)
Proceeds --
   Senior notes                                                                                   800,000         300,000
   Shares subject to mandatory redemption                                                               -         440,000
   Capital contributions from parent company                                                          158               -
Redemptions --
   First mortgage bonds                                                                                 -          (1,860)
   Pollution control bonds                                                                              -          (7,800)
   Senior notes                                                                                  (465,000)       (300,000)
   Shares subject to mandatory redemption                                                               -        (414,250)
Capital distributions to parent company                                                                 -        (200,000)
Payment of preferred stock dividends                                                                 (546)           (507)
Payment of common stock dividends                                                                (424,350)       (407,175)
Other                                                                                             (16,056)        (17,708)
                                                                                               ----------       ---------
Net cash used for financing activities                                                           (393,016)       (795,294)
                                                                                               ----------       ---------
Net Change in Cash and Cash Equivalents                                                            (2,334)         22,115
Cash and Cash Equivalents at Beginning of Period                                                   16,873          23,260
                                                                                               ----------       ---------
Cash and Cash Equivalents at End of Period                                                     $   14,539       $  45,375
                                                                                               ==========       =========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of $3,973 and $7,366 capitalized for 2003 and 2002, respectively)                $160,344        $156,478
  Income taxes (net of refunds)                                                                   $58,812        $191,447











The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.


                                                       GEORGIA POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                   At September 30,           At December 31,
Assets                                                                                   2003                      2002
------                                                                             ----------------           ---------------
                                                                                                (in thousands)
Current Assets:
Cash and cash equivalents                                                            $     14,539             $     16,873
Receivables --
     Customer accounts receivable                                                         368,306                  302,995
     Unbilled revenues                                                                    115,365                  104,454
     Under recovered regulatory clause revenues                                           150,646                  117,580
     Other accounts and notes receivable                                                   67,964                  122,585
     Affiliated companies                                                                  25,471                   40,501
     Accumulated provision for uncollectible accounts                                      (6,950)                  (5,825)
Fossil fuel stock, at average cost                                                        135,846                  120,048
Materials and supplies, at average cost                                                   273,923                  263,364
Deferred vacation pay                                                                      52,539                   53,677
Other                                                                                      15,942                   43,245
                                                                                     ------------             ------------
Total current assets                                                                    1,213,591                1,179,497
                                                                                     ------------             ------------
Property, Plant, and Equipment:
In service                                                                             18,019,810               17,222,661
Less accumulated provision for depreciation                                             7,256,597                7,333,529
                                                                                     ------------             ------------
                                                                                       10,763,213                9,889,132
Nuclear fuel, at amortized cost                                                           111,203                  119,588
Construction work in progress                                                             391,185                  667,581
                                                                                     ------------             ------------
Total property, plant, and equipment                                                   11,265,601               10,676,301
                                                                                     ------------             ------------
Other Property and Investments:
Equity investments in unconsolidated subsidiaries                                          37,652                   36,167
Nuclear decommissioning trusts, at fair value                                             394,004                  346,870
Other                                                                                      29,443                   28,612
                                                                                     ------------             ------------
Total other property and investments                                                      461,099                  411,649
                                                                                     ------------             ------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                  513,056                  524,510
Prepaid pension costs                                                                     389,367                  341,944
Unamortized debt issuance expense                                                          75,391                   67,362
Unamortized premium on reacquired debt                                                    174,894                  178,590
Asset retirement obligation regulatory asset                                                6,760                        -
Other                                                                                     169,250                  162,686
                                                                                     ------------             ------------
Total deferred charges and other assets                                                 1,328,718                1,275,092
                                                                                     ------------             ------------
Total Assets                                                                         $ 14,269,009             $ 13,542,539
                                                                                     ============             ============















The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.


                                                 GEORGIA POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                   At September 30,           At December 31,
Liabilities and Stockholder's Equity                                                     2003                      2002
------------------------------------                                               ----------------           ---------------
                                                                                                 (in thousands)
Current Liabilities:
Securities due within one year                                                     $      2,259             $    322,125
Notes payable                                                                            70,455                  357,677
Accounts payable --
  Affiliated                                                                            133,681                  135,260
  Other                                                                                 301,991                  445,220
Customer deposits                                                                       101,426                   94,859
Taxes accrued --
  Income taxes                                                                          169,140                   20,245
  Other                                                                                 144,019                  134,269
Interest accrued                                                                         68,772                   59,608
Vacation pay accrued                                                                     40,844                   42,442
Other                                                                                   104,253                  112,131
                                                                                   ------------             ------------
Total current liabilities                                                             1,136,840                1,723,836
                                                                                   ------------             ------------
Long-term Debt                                                                        3,762,904                3,109,619
                                                                                   ------------             ------------
Shares Subject to Mandatory Redemption                                                  940,000                  940,000
                                                                                   ------------             ------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                     2,262,544                2,176,438
Deferred credits related to income taxes                                                197,029                  208,410
Accumulated deferred investment tax credits                                             315,628                  324,994
Employee benefits provisions                                                            255,639                  236,486
Asset retirement obligations                                                            492,124                        -
Other                                                                                   319,653                  373,740
                                                                                   ------------             ------------
Total deferred credits and other liabilities                                          3,842,617                3,320,068
                                                                                   ------------             ------------
Total Liabilities                                                                     9,682,361                9,093,523
                                                                                   ------------             ------------
Preferred Stock                                                                          14,569                   14,569
                                                                                   ------------             ------------
Common Stockholder's Equity:
Common stock, without par value--
  Authorized  - 15,000,000 shares
  Outstanding  -  7,761,500 shares                                                      344,250                  344,250
Paid-in capital                                                                       2,165,788                2,156,040
Premium on preferred stock                                                                   40                       40
Retained earnings                                                                     2,077,897                1,945,520
Accumulated other comprehensive loss                                                    (15,896)                 (11,403)
                                                                                   ------------             ------------
Total common stockholder's equity                                                     4,572,079                4,434,447
                                                                                   ------------             ------------
Total Liabilities and Stockholder's Equity                                         $ 14,269,009             $ 13,542,539
                                                                                   ============             ============

























The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.



                                            GEORGIA POWER COMPANY
                           CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                      For the Three Months               For the Nine Months
                                                                      Ended September 30,                Ended September 30,
                                                                  --------------------------             ---------------------
                                                                    2003              2002               2003             2002
                                                                  -------           -------              -----            ----
                                                                         (in thousands)                      (in thousands)

Net Income After Dividends on Preferred Stock                        $  264,930    $   271,566        $  556,727      $   569,109
Other comprehensive income (loss):
  Changes in fair value of qualifying hedges, net of tax
    of $(1,941), $(23), $(3,287), $97, respectively                      (3,078)           (37)           (5,625)             153
Less: Reclassification adjustment for amounts included in net
  income, net of tax of $444, $0, $523, $0, respectively                  1,005              -             1,132                -
                                                                     ----------    -----------        ----------      -----------
COMPREHENSIVE INCOME                                                 $  262,857    $   271,529        $  552,234      $   569,262
                                                                     ==========    ===========        ==========      ===========

__________________________________________________________________________________________________________________________________







                                            GEORGIA POWER COMPANY
                     CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)


                                                                                   At September 30,          At December 31,
                                                                                        2003                      2002
                                                                                   ----------------          ---------------
                                                                                                  (in thousands)

Balance at beginning of period                                                      $  (11,403)                $     (153)
Change in current period                                                                (4,493)                   (11,250)
                                                                                    ----------                 ----------
BALANCE AT END OF PERIOD                                                            $  (15,896)                $  (11,403)
                                                                                    ==========                 ==========

___________________________________________________________________________________________________________________________________












The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.


                              GEORGIA POWER COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2003 vs. THIRD QUARTER 2002
                                       AND
                     YEAR-TO-DATE 2003 vs. YEAR-TO-DATE 2002

RESULTS OF OPERATIONS

Earnings

Georgia Power's net income after dividends on preferred stock for the third quarter and year-to-date 2003 was $264.9 million and $556.7 million, respectively, compared to $271.6 million and $569.1 million for the corresponding periods in 2002. Earnings in the third quarter 2003 were $6.6 million, or 2.4%, lower when compared to the same period in 2002 primarily due to lower retail base revenues. Year-to-date 2003 earnings decreased by $12.4 million, or 2.2%, when compared to the corresponding period in 2002. The year-to-date 2003 decrease is mainly attributed to lower retail base revenues and higher non-fuel operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                     ---------------------------------------------------------------
                                                             Third Quarter                    Year-To-Date
                                                     ------------------------------- -------------------------------
                                                      (in thousands)        %          (in thousands)          %
Retail sales.....................................      $  (19,991)        (1.5)        $   20,336            0.6
Sales for resale - non-affiliates................         (12,323)       (17.1)            (1,257)          (0.6)
Sales for resale - affiliates.....................           5,455         20.7             57,517           84.4
Fuel expense.....................................          43,342         14.9             74,104            9.6
Purchased power - non-affiliates.................         (41,916)       (36.7)           (10,898)          (5.0)
Purchased power - affiliates.....................          15,920         11.3             93,872           31.5
Other operation expense..........................         (25,892)       (11.7)           (18,929)          (3.2)
Maintenance expense..............................          (6,989)        (7.3)              (732)          (0.2)
Depreciation and amortization....................         (12,863)       (12.6)           (38,121)         (12.8)
Taxes other than income taxes....................           6,721         12.6              9,754            6.4
Interest expense, net of amounts capitalized.....           1,460          3.4             11,700            9.4
Other income (expense), net......................         (10,033)      (107.6)            14,961            N/M

N/M  Not meaningful

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue decreased by $32.4 million, or 3.3%, in the third quarter 2003 and $39.7 million, or 1.6%, year-to-date 2003 when compared to the same periods in 2002. In the third quarter and year-to-date 2003, kilowatt-hour energy sales to retail customers decreased by 1.5% and 0.6%, respectively. A relatively mild summer and the sluggish economy were the main factors affecting the demand for energy which more than offset increases in the number of customers served by Georgia Power of 0.5% and 1.6% in the third quarter and year-to-date 2003, respectively.

     Sales for resale - non-affiliates. The third quarter and year-to-date 2003 decreases in these sales to non-affiliates are attributed to fluctuations in off-system sales transactions that were generally offset by corresponding purchase transactions. These transactions did not have a significant impact on earnings since the energy is usually sold at variable cost.

                              GEORGIA POWER COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - affiliates. Sales for resale to affiliates increased in the third quarter and year-to-date 2003 primarily due to the combination of increased demand by Southern Power to meet contractual obligations and the availability of power due to milder-than-normal weather in Georgia Power's service territory. During the third quarter and year-to-date 2003, energy sales to affiliates increased 4.2% and 62.2%, respectively, when compared to the same periods in the prior year. These transactions did not have a significant impact on earnings since this energy is generally sold at marginal cost.

     Fuel expense. Fuel expense was higher in the third quarter and year-to-date 2003 mainly due to increased generation and higher unit cost of fuel when compared to the corresponding periods in 2002. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power's fuel cost recovery clause.

     Purchased power - non-affiliates. During the third quarter and year-to-date 2003, purchased power from non-affiliates decreased primarily due to a decrease in off-system purchases to meet lower off-system sales commitments. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power's fuel cost recovery clause.

     Purchased power - affiliates. Purchased power from affiliates increased in the third quarter and year-to-date 2003 principally due to PPAs between Georgia Power and Southern Power that began in June 2002 and June 2003. The capacity component of these transactions remained constant in the third quarter 2003 and increased $33.5 million year-to-date 2003 when compared to the corresponding periods in 2002. The energy component of power purchased from affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company and will have no significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power's fuel cost recovery clause.

     Other operation expense. The third quarter and year-to-date 2003 decreases are primarily attributed to lower administrative and general expenses in these periods compared to the same periods in 2002 due to decreased employee compensation in 2003.

     Maintenance expense. These expenses were lower in the third quarter and year-to-date 2003 due mainly to lower power production maintenance expense when compared to the corresponding periods in 2002 as a result of efforts to control costs.

     Depreciation and amortization. In the third quarter and year-to-date 2003, depreciation and amortization expense decreased when compared to the same periods in 2002. These decreases are a result of lower regulatory charges necessary to levelize purchased power capacity costs under the terms of the retail rate order effective January 1, 2002. These decreases are offset by an increase in purchased power-affiliates costs discussed above. All purchased power costs will be reflected in rates evenly from 2002 through 2004 under the retail rate order effective January 1, 2002.

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Taxes other than income taxes. During the third quarter and year-to-date 2003, taxes other than income taxes increased due mainly to a favorable true-up of state property tax evaluations in 2002.

     Interest expense, net of amounts capitalized. These increases in interest expense, net of amounts capitalized for the third quarter and year-to-date 2003 are primarily related to an increase in senior notes outstanding from the same periods in 2002, partially offset by a reduction in interest on short-term debt.

     Other income (expense), net. During the third quarter 2003, this item reflects decreased revenues associated with a new electricity pricing program when compared to the same period in the prior year. Year-to-date 2003, the increase in income for this line item is attributed primarily to the new electricity pricing program and $14.5 million in interest on a favorable income tax settlement completed in the second quarter of 2003. The electricity pricing program revenues decreased $5.8 million in the third quarter 2003 and increased $4.4 million year-to-date 2003.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales. For additional information relating to these issues, see Item 1
- BUSINESS - The SOUTHERN System - "Risk Factors" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Georgia Power in the Form 10-K.

     In January 2002, Georgia Power began operating under a three-year retail rate order. Under the terms of the order, earnings will be evaluated annually against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return will be applied to rate refunds, with the remaining one-third retained by Georgia Power. Retail rates were decreased by $118 million effective January 1, 2002. Purchases under PPAs will be reflected in rates evenly over the next three years under the retail rate order effective January 1, 2002. Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" and Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K for additional information.

     On August 19, 2003, the Georgia PSC issued an order approving a stipulation reached by Georgia Power, the Consumers' Utility Counsel Division, Georgia Textile Manufacturers Association, Georgia Industrial Group and the Staff of the Georgia PSC allowing Georgia Power to increase customer fuel rates to recover existing under-recovered deferred fuel costs. Reference is made to Note (G) to the Condensed Financial Statements herein for additional information.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Georgia Power in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Reactions to the White Paper by Southeastern state regulators reflect significant continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. These

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


significant differences between state and federal regulators create substantial uncertainty related to the ultimate approval of SeTrans because state commission approval of the transfer of operational control of the transmission assets of Southern Company and its subsidiaries is a prerequisite to the formation of SeTrans. Pending energy legislation may also impact these issues. Any impact of the FERC proposals on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Georgia Power's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

     Reference is made to Note (M) to the Condensed Financial Statements for information regarding FERC approval of the Open Access Transmission Tariff. This settlement is not expected to have a material effect on Georgia Power's future earnings.

     In June 2002, Georgia Power entered into a fifteen-year PPA beginning in June 2005 with Southern Power to purchase 1,040 megawatts of capacity from the planned combined-cycle plant at Plant McIntosh to be built and owned by Southern Power. The annual capacity cost is expected to be approximately $72 million. Reference is made to Note (Q) to the Condensed Financial Statements herein for information regarding the FERC approval process for this PPA.

     Additionally, Georgia Power has entered into a seven-year PPA beginning in June 2005 with Duke Energy Trading & Marketing to purchase 620 megawatts with an average annual capacity cost of approximately $48 million. Reference is made to
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" and
Note 4 under "Purchased Power Commitments" to the financial statements of Georgia Power in Item 8 of the Form 10-K.

     Comprehensive energy legislation has been passed by both the U.S. House of Representatives and the Senate. Significant differences exist in the legislation and a joint conference is underway to formulate a compromise final bill. While the form of this final bill is not yet known, it is expected to address a number of issues related to the electric utility industry and could affect the business operations and financial condition of Georgia Power.

     Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on the EPA litigation, see Item 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of Georgia Power and Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements herein. On October 27, 2003, the EPA published a final rule providing that certain equipment replacements be excluded from New Source Review and Prevention of Significant Deterioration provisions of the Clean Air Act under the definition of "routine maintenance, repair and replacement." This final rule must be adopted by the State of Georgia in order to apply to Georgia Power's facilities. If fully implemented, this final regulation could affect the applicability of these regulations to activities at Georgia Power's facilities. The final outcome of these matters cannot now be determined.

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of Georgia Power in Item 7 of the Form 10-K. On September 26, 2003, the EPA published a final rule in the Federal Register, formally reclassifying the Atlanta area as a "severe" nonattainment area for the one-hour ozone standard under Title I of the Clean Air Act, effective January 1, 2004. If the Atlanta area fails to comply with the one-hour standard by November 2005, all major sources of nitrogen oxides and volatile organic compounds located in the nonattainment area, including Georgia Power's Plants McDonough and Yates, could be subject to payment of emissions fees for nitrogen oxides emitted above 80% of the baseline period. The baseline period is currently unknown. Based on average emissions at these units over the past three years, such fees could potentially reach $23 million annually. However, Georgia Power does not anticipate exceeding 80% of the baseline and, therefore, does not anticipate incurring any such fees. The final outcome of this matter will depend on the development and implementation of applicable regulations.

     Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Georgia Power's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Georgia Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Georgia Power's financial statements.

     Reference is made to the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policy

Georgia Power's significant accounting policies are described in Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K. Georgia Power's critical accounting policy involves rate regulation. Georgia Power is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of Georgia Power's operations is no longer subject to these provisions, Georgia Power would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No.
143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate costs of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The costs must be capitalized as

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Georgia Power accrued for the ultimate costs of retiring most long-lived assets over the life of the related asset through depreciation expense.

     FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which further amends and clarifies the accounting and reporting for derivative instruments became effective generally for financial instruments entered into or modified after June 30, 2003. Current interpretations of Statement No. 149 indicate that certain electricity forward transactions subject to unplanned netting (including those typically referred to as "book outs") may not continue to qualify as cash flow hedges. This conclusion is subject to ongoing discussions with the FASB and may change. Georgia Power's forward electricity contracts continue to qualify for the normal sales exception and are recorded on an accrual basis. The implementation of Statement No. 149 did not have a material effect on Georgia Power's financial statements.

     In July 2003, the EITF reached a consensus on Issue No. 03-11, which addresses the reporting of realized gains and losses on derivative instruments that became effective on October 1, 2003, and is currently being interpreted to require book outs to be recorded on a net basis in operating revenues. Adoption of this standard will not have a material impact on Georgia Power's financial statements as it affects only the classification of amounts in the Statements of Income.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires classification of certain financial instruments within its scope, including shares that are mandatorily redeemable, as liabilities. Statement No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise on July 1, 2003. In accordance with Statement No. 150, Georgia Power reclassified $940 million of mandatorily redeemable preferred securities as liabilities effective July 1, 2003. The implementation of Statement No. 150 did not have any impact on Georgia Power's Statements of Income and Cash Flows.

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. On October 9, 2003, the FASB issued Staff Position No. FIN 46-6, which deferred the effective date of Interpretation No. 46 until December 31, 2003 for interests held in variable interest entities or potential variable interest entities created before February 1, 2003. Current analysis indicates that the trusts established by Georgia Power to issue trust preferred securities are variable interest entities under Interpretation No. 46 and, further, that Georgia Power is not the primary beneficiary of these trusts. If this conclusion is finalized, effective December 31, 2003, the trust assets and liabilities, including the preferred securities issued by the trusts, will be deconsolidated, the investments in the trusts will be reflected under the equity method, and the loans from the trusts to Georgia Power will be reflected as long-term notes payable to affiliates on the balance sheet. Based on the September 30, 2003 values, such treatment would result in an increase of approximately $29 million to both total assets and total liabilities. These reclassifications would not have any impact on net income or cash flow.

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION AND LIQUIDITY

Overview

The major change in Georgia Power's financial condition during the first nine months of 2003 was the addition of approximately $537 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See Georgia Power's Condensed Statements of Cash Flows herein for further details.

Ongoing Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of Georgia Power under "Financing Activities," "Liquidity and Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of Georgia Power's capital requirements for its construction program, maturing debt and environmental compliance efforts. Approximately $2.3 million will be required by September 30, 2004 for redemptions and maturities of long-term debt.

Sources of Capital

Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, including funds from operations and new security issuances. The amount, type and timing of additional security issuances -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     Georgia Power's current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at September 30, 2003 approximately $14.5 million of cash and cash equivalents and approximately $725 million of unused credit arrangements with banks. These credit arrangements expire in June 2004 and contain provisions allowing two-year term loans executable at the expiration. The credit arrangements provide liquidity support to Georgia Power's obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At September 30, 2003, Georgia Power had outstanding $70 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

Credit Rating Risk

Georgia Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain physical electricity sales contracts that could require collateral -- but not termination -- in the event of a credit rating change to below investment grade. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash. At September 30, 2003, the maximum potential collateral requirements were approximately $228 million.

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Exposure to Market Risks

Georgia Power's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2002 reporting period. In addition, Georgia Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Georgia Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Georgia Power has also implemented a retail fuel hedging program at the instruction of the Georgia PSC. The fair value of derivative energy contracts at September 30, 2003 was as follows:

                                                    Third Quarter
                                                        2003        Year-to-Date
                                                       Changes         Changes
    ---------------------------------------------------------------------------
                                                             Fair Value
    ---------------------------------------------------------------------------
                                                           (in thousands)
    Contracts beginning of period                  $ (2,034)          $      89
    Contracts realized or settled                     1,815               1,811
    New contracts at inception                            -                   -
    Changes in valuation techniques                       -                   -
    Current period changes                            2,064                 (55)
    ---------------------------------------------------------------------------
    Contracts at September 30, 2003                $  1,845           $   1,845
    ===========================================================================


                                                Source of September 30, 2003
                                                      Valuation Prices
     -------------------------------------------------------------------------
                                           Total                Maturity
                                                      ------------------------
                                         Fair Value      Year 1      1-3 Years
     -------------------------------------------------------------------------
                                                       (in thousands)
     Actively quoted                        $1,845        $1,954       $(109)
     External sources                            -             -           -
     Models and other methods                    -             -           -
     ------------------------------------------------------------------------
     Contracts at September 30, 2003        $1,845        $1,954       $(109)
     ========================================================================

     At September 30, 2003, the fair value of derivative energy contracts reflected in the financial statements was as follows:

                                                     Amounts
     ----------------------------------------------------------------
                                                (in thousands)
     Regulatory assets, net                            $(353)
     Other comprehensive income                            -
     Net income                                        2,198
     ----------------------------------------------------------------
     Total fair value                                 $1,845
     ================================================================

                              GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Realized gains and losses are recognized in the Statements of Income as incurred. For the three months ended September 30, 2003 and 2002, approximately $2.4 million and $0.3 million of gains, respectively, were recognized in income. For the nine months ended September 30, 2003 and 2002, approximately $2.1 million and $1.7 million of gains, respectively, were recognized in income.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of Georgia Power in the Form 10-K and Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K.

Financing Activities

In the first half of 2003, Georgia Power issued a total of $700 million of Senior Notes. The proceeds of these issues were used to redeem
$465 million of Senior Notes and to repay a portion of Georgia Power's short-term indebtedness. Further in the first half of 2003, Georgia Power entered into a swap to hedge interest payments associated with a variable rate note with a coupon of LIBOR plus 12.5 basis points. The swap is for a notional amount of $250 million at a fixed interest rate of 1.960% and matures in February 2005.

     During March 2003, Georgia Power elected to change the interest rate mode on $316 million of variable rate pollution control bonds. Georgia Power changed $255 million of the bonds from the "daily rate mode," which required backup bank credit facilities, to the "auction rate mode." In addition, Georgia Power changed $61 million of the bonds from the "daily rate mode" to the "long-term interest rate mode."

     In July 2003, Georgia Power entered into swaps to hedge interest payments associated with variable rate pollution control bonds. The swaps are for a notional amount of $873.3 million at an average fixed interest rate of 1.388% and mature in December 2004. Also in July 2003, Georgia Power entered into a swap to hedge interest payments associated with a variable rate note with a coupon of LIBOR plus 10 basis points. The swap is for a notional amount of $50 million at a fixed interest rate of 1.5625% and matures in January 2005.

     In September 2003, Georgia Power issued $100 million of Series Q 4.90% Senior Notes due September 15, 2013. The proceeds from this sale were used to repay a portion of Georgia Power's outstanding commercial paper. In connection with this sale, Georgia Power settled a related treasury lock and incurred a loss of $2.5 million.

     In October 2003, Georgia Power issued $200 million of Series R 6% Senior Notes due October 15, 2033. The proceeds from this sale will be used to redeem in November 2003 all of the Series B 6.6% Senior Notes due December 31, 2038.

     Georgia Power plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

                               GULF POWER COMPANY

                                                         GULF POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)



                                                                       For the Three Months             For the Nine Months
                                                                       Ended September 30,              Ended September 30,
                                                                       2003            2002             2003           2002
                                                                       ----            ----             ----           ----
                                                                          (in thousands)                    (in thousands)
Operating Revenues:
Retail sales                                                          $205,327       $198,503          $540,789       $504,778
Sales for resale --
  Non-affiliates                                                        19,608         21,697            56,241         57,815
  Affiliates                                                            17,313         14,139            39,944         24,234
Other revenues                                                          10,641         11,262            28,962         29,694
                                                                      --------       --------          --------       --------
Total operating revenues                                               252,889        245,601           665,936        616,521
                                                                      --------       --------          --------       --------
Operating Expenses:
Fuel                                                                    96,531         87,663           237,596        194,560
Purchased power --
  Non-affiliates                                                         3,166          8,033            13,051         20,685
  Affiliates                                                            10,194          5,312            27,860         35,503
Other operations                                                        30,737         29,416            94,174         87,326
Maintenance                                                             11,447         11,679            45,284         53,617
Depreciation and amortization                                           20,373         19,929            60,949         56,303
Taxes other than income taxes                                           18,896         17,908            52,012         47,199
                                                                      --------       --------          --------       --------
Total operating expenses                                               191,344        179,940           530,926        495,193
                                                                      --------       --------          --------       --------
Operating Income                                                        61,545         65,661           135,010        121,328
Other Income and (Expense):
Interest expense, net of amounts capitalized                            (7,191)        (8,680)          (23,498)       (23,812)
Distributions on shares subject to mandatory redemption                 (1,901)        (2,103)           (5,823)        (6,309)
Other income (expense), net                                                500            (57)             (179)         1,904
                                                                      --------       --------          --------       --------
Total other income and (expense)                                        (8,592)       (10,840)          (29,500)       (28,217)
                                                                      --------       --------          --------       --------
Earnings Before Income Taxes                                            52,953         54,821           105,510         93,111
Income taxes                                                            20,101         20,788            39,793         33,766
                                                                      --------       --------          --------       --------
Net Income                                                              32,852         34,033            65,717         59,345
Dividends on Preferred Stock                                                54             54               162            162
                                                                      --------       --------          --------       --------
Net Income After Dividends on Preferred Stock                         $ 32,798       $ 33,979          $ 65,555       $ 59,183
                                                                      ========       ========          ========       ========















The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.


                                                         GULF POWER COMPANY
                                           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  For the Nine Months
                                                                                                  Ended September 30,
                                                                                                  2003           2002
                                                                                                  ----           ----
                                                                                                     (in thousands)
Operating Activities:
Net income                                                                                      $  65,717         $  59,345
Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                                                 65,161            60,127
     Deferred income taxes                                                                          3,890            (6,310)
     Tax benefit of stock options                                                                   1,596               922
     Other, net                                                                                    (6,449)           (2,031)
     Changes in certain current assets and liabilities --
       Receivables, net                                                                            (3,452)          (39,199)
       Fossil fuel stock                                                                            4,946             7,047
       Materials and supplies                                                                      (3,430)           (1,567)
       Other current assets                                                                        15,338             3,945
       Accounts payable                                                                            (7,847)           (1,969)
       Taxes accrued                                                                               27,724            37,834
       Other current liabilities                                                                    7,392            (4,737)
`                                                                                                --------         ---------
Net cash provided from operating activities                                                       170,586           113,407
                                                                                                 --------         ---------
Investing Activities:
Gross property additions                                                                          (64,806)          (88,894)
Cost of removal net of salvage                                                                     (5,628)           (2,676)
Other                                                                                              (7,505)          (18,334)
                                                                                                 --------         ---------
Net cash used for investing activities                                                            (77,939)         (109,904)
                                                                                                 --------         ---------
Financing Activities:
Decrease in notes payable, net                                                                    (28,479)          (29,386)
Proceeds --
  Pollution control bonds                                                                          61,625            55,000
  Senior notes                                                                                    225,000            45,000
  Capital contributions from parent company                                                        10,016            37,000
Redemptions --
  Pollution control bonds                                                                         (61,625)          (55,000)
  Senior notes                                                                                   (151,757)             (343)
  Other long-term debt                                                                            (20,000)                -
  Shares subject to mandatory redemption                                                          (40,000)                -
Payment of preferred stock dividends                                                                 (162)             (162)
Payment of common stock dividends                                                                 (52,650)          (49,125)
Other                                                                                             (10,301)           (2,631)
                                                                                                 --------         ---------
Net cash provided from (used for) financing activities                                            (68,333)              353
                                                                                                 --------         ---------
Net Change in Cash and Cash Equivalents                                                            24,314             3,856
Cash and Cash Equivalents at Beginning of Period                                                   13,278             2,244
                                                                                                 --------         ---------
Cash and Cash Equivalents at End of Period                                                       $ 37,592         $   6,100
                                                                                                 ========         =========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of $154 and $1,391 capitalized for 2003 and 2002, respectively)                   $30,647           $32,220
  Income taxes (net of refunds)                                                                    $8,377            $7,737

















The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.


                                                       GULF POWER COMPANY
                                              CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                   At September 30,          At December 31,
Assets                                                                                   2003                     2002
------                                                                             ----------------          ---------------
                                                                                                  (in thousands)
Current Assets:
Cash and cash equivalents                                                         $     37,592             $    13,278
Receivables --
   Customer accounts receivable                                                         59,854                  48,609
   Unbilled revenues                                                                    25,304                  28,077
   Under recovered regulatory clause revenues                                           29,157                  29,549
   Other accounts and notes receivable                                                   4,869                   6,618
   Affiliated companies                                                                  6,506                   8,678
   Accumulated provision for uncollectible accounts                                     (1,129)                   (889)
Fossil fuel stock, at average cost                                                      32,245                  37,191
Materials and supplies, at average cost                                                 38,269                  34,840
Prepaid taxes                                                                                -                  12,704
Prepaid service agreement                                                                4,526                   4,535
Other                                                                                    6,974                   9,599
                                                                                  ------------             -----------
Total current assets                                                                   244,167                 232,789
                                                                                  ------------             -----------
Property, Plant, and Equipment:
In service                                                                           2,290,492               2,248,156
Less accumulated provision for depreciation                                            987,993                 946,408
                                                                                  ------------             -----------
                                                                                     1,302,499               1,301,748
Construction work in progress                                                           39,787                  35,708
                                                                                  ------------             -----------
Total property, plant, and equipment                                                 1,342,286               1,337,456
                                                                                  ------------             -----------
Other Property and Investments                                                          12,456                  10,157
                                                                                  ------------             -----------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                17,875                  18,798
Prepaid pension costs                                                                   40,585                  36,298
Unamortized debt issuance expense                                                        6,864                   3,900
Unamortized premium on reacquired debt                                                  18,444                  14,052
Other                                                                                   25,635                  20,379
                                                                                  ------------             -----------
Total deferred charges and other assets                                                109,403                  93,427
                                                                                  ------------             -----------
Total Assets                                                                      $  1,708,312             $ 1,673,829
                                                                                  ============             ===========






























The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.


                                                       GULF POWER COMPANY
                                              CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                      At September 30,         At December 31,
Liabilities and Stockholder's Equity                                                        2003                    2002
------------------------------------                                                  ---------------          ---------------
                                                                                                   (in thousands)
Current Liabilities:
Securities due within one year                                                   $     50,000             $   100,000
Notes payable                                                                               -                  28,479
Accounts payable --
  Affiliated                                                                           29,121                  26,395
  Other                                                                                24,012                  39,685
Customer deposits                                                                      17,999                  16,047
Taxes accrued --
  Income taxes                                                                         26,908                  10,718
  Other                                                                                20,652                   9,170
Interest accrued                                                                        6,512                   7,875
Vacation pay accrued                                                                    5,044                   5,044
Other                                                                                   7,374                   3,933
                                                                                 ------------             -----------
Total current liabilities                                                             187,622                 247,346
                                                                                 ------------             -----------
Long-term Debt                                                                        514,493                 452,040
                                                                                 ------------             -----------
Shares Subject to Mandatory Redemption                                                115,000                 115,000
                                                                                 ------------             -----------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                     172,055                 167,689
Deferred credits related to income taxes                                               26,866                  29,692
Accumulated deferred investment tax credits                                            20,817                  22,289
Employee benefits provisions                                                           43,485                  39,656
Other                                                                                  51,672                  46,376
                                                                                 ------------             -----------
Total deferred credits and other liabilities                                          314,895                 305,702
                                                                                 ------------             -----------
Total Liabilities                                                                   1,132,010               1,120,088
                                                                                 ------------             -----------
Preferred Stock                                                                         4,236                   4,236
                                                                                 ------------             -----------
Common Stockholder's Equity:
Common stock, without par value--
  Authorized  - 992,717 shares
  Outstanding - 992,717 shares                                                         38,060                  38,060
Paid-in capital                                                                       361,381                 349,769
Premium on preferred stock                                                                 12                      12
Retained earnings                                                                     175,303                 162,398
Accumulated other comprehensive loss                                                   (2,690)                   (734)
                                                                                 ------------             -----------
Total common stockholder's equity                                                     572,066                 549,505
                                                                                 ------------             -----------
Total Liabilities and Stockholder's Equity                                       $  1,708,312             $ 1,673,829
                                                                                 ============             ===========




















The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.



                                                        GULF POWER COMPANY
                                        CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                               For the Three Months                   For the Nine Months
                                                                Ended September 30,                   Ended September 30,
                                                          -----------------------------          ---------------------------
                                                           2003                    2002          2003                   2002
                                                          -----                    ----          ----                   ----
                                                                  (in thousands)                        (in thousands)


Net Income After Dividends on Preferred Stock                 $   32,798       $    33,979     $  65,555         $   59,183
Other comprehensive income:
  Changes in fair value of qualifying hedges, net of tax
   of $198, $0, $(1,228), $0, respectively                           314                 -        (1,956)                 -
                                                              ----------       -----------     ---------         ----------
COMPREHENSIVE INCOME                                          $   33,112       $    33,979     $  63,599         $   59,183
                                                              ==========       ===========     =========         ==========

__________________________________________________________________________________________________________________________________




                                                        GULF POWER COMPANY
                              CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)


                                                                                         At                     At
                                                                                    September 30,          December 31,
                                                                                         2003                  2002
                                                                                    ------------           -------------
                                                                                                (in thousands)

Balance at beginning of period                                                     $      (734)            $     -
Change in current period                                                                (1,956)               (734)
                                                                                   -----------             -------
BALANCE AT END OF PERIOD                                                           $    (2,690)            $  (734)
                                                                                   ===========             =======

__________________________________________________________________________________________________________________________________




























  The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.


                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2003 vs. THIRD QUARTER 2002
                                       AND
                     YEAR-TO-DATE 2003 vs. YEAR-TO-DATE 2002


RESULTS OF OPERATIONS

Earnings

Gulf Power's net income after dividends on preferred stock for the third quarter and year-to-date 2003 was $32.8 million and $65.6 million, respectively, compared to $34 million and $59.2 million for the corresponding periods in 2002. Earnings for the third quarter 2003 decreased $1.2 million, or 3.5%, primarily due to higher operating expenses which were partially offset by higher operating revenues and lower interest expense. Earnings increased year-to-date 2003 by $6.4 million, or 10.8%, mainly due to higher operating revenues when compared to the same period in 2002 primarily as a result of the retail rate increase that took effect in June 2002.


     Significant income statement items appropriate for discussion include the following:

                                                                        Increase (Decrease)
                                                --------------------------------------------------------------------
                                                           Third Quarter                      Year-To-Date
                                                ------------------------------------ -------------------------------
`                                                  (in thousands)           %          (in thousands)          %
Retail sales..................................        $6,824               3.4            $36,011             7.1
Sales for resale - non-affiliates.............        (2,089)             (9.6)            (1,574)           (2.7)
Sales for resale - affiliates..................         3,174              22.4             15,710            64.8
Other revenues................................          (621)             (5.5)              (732)           (2.5)
Fuel expense..................................         8,868              10.1             43,036            22.1
Purchased power - non-affiliates..............        (4,867)            (60.6)            (7,634)          (36.9)
Purchased power - affiliates..................         4,882              91.9             (7,643)          (21.5)
Other operation expense.......................         1,321               4.5              6,848             7.8
Maintenance expense...........................          (232)             (2.0)            (8,333)          (15.5)
Taxes other than income taxes.................           988               5.5              4,813            10.2
Other income (expense), net...................           557                N/M            (2,083)         (109.4)

N/M  Not meaningful

     Retail sales. Excluding the recovery of fuel expense and certain other expenses that do not affect net income, retail sales decreased by $2.3 million, or 2%, for the third quarter 2003 and increased by $19 million, or 6.5%, year-to-date 2003 when compared to the corresponding periods in 2002. Retail sales revenue was higher year-to-date 2003 than in year-to-date 2002 primarily due to the retail rate increase in June 2002 and an increase in the number of customers. The decrease in retail sales revenue during the third quarter 2003 is primarily due to mild weather.

     Sales for resale - non-affiliates. The third quarter and year-to-date 2003 decreases in sales for resale to non-affiliates are attributed to lower demand for energy by these customers. These transactions did not have a significant impact on earnings since the energy is sold at variable cost.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies and purchases of energy within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. Gulf Power increased its generating resources with commercial operation of Plant Smith in April 2002 and thus had greater generation resources to sell to affiliates. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Gulf Power's fuel cost recovery mechanism.

     Other revenues. In the third quarter and year-to-date 2003, other revenues were lower due to a $1.7 million settlement related to a PPA recorded in 2002, partially offset by increases in miscellaneous service revenues.

     Fuel expense. Fuel expense during the third quarter and year-to-date 2003 was higher primarily due to increased generation to meet the demand for energy and higher average cost of fuel. Since energy expenses are generally offset by energy revenues through Gulf Power's fuel cost recovery mechanism, these expenses do not have a material impact on net income.

     Purchased power - non-affiliates. In the third quarter 2003, purchased power from non-affiliates decreased primarily due to the availability of lower cost alternatives within the Southern Company system when compared to the same period in 2002. The decrease in year-to-date 2003 when compared to the corresponding period in 2002 is directly related to commercial operation of Plant Smith Unit 3.

     Other operation expense. The third quarter and year-to-date 2003 increases are primarily due to higher cost associated with production, customer accounts and administrative and general expenses when compared to the same periods in 2002. Customer accounts expense increased by $0.3 million and $1.6 million for the third quarter and year-to-date 2003, respectively. Administrative and general expenses increased by $0.3 million and $2.5 million in the third quarter and year-to-date 2003, respectively, mainly due to relocation expenses and insurance expenses.

     Maintenance expense. In the third quarter and year-to-date 2003, maintenance expense was lower when compared to the corresponding periods in 2002 due to a decrease in the amount of planned turbine and boiler inspections and repairs.

     Taxes other than income taxes. During the third quarter and year-to-date 2003, taxes other than income taxes increased as a result of higher property taxes related to higher plant in service amounts, and higher revenue taxes related to the 2002 base rate increase when compared to the same periods in the prior year.

     Other income (expense), net. The decrease in other income for year-to-date 2003 is a result of reductions in Allowance for Equity Funds Used during Construction following the completion of Plant Smith Unit 3 when compared to the same period in the prior year.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. The major factors include regulatory matters and the ability to achieve energy sales growth. For additional information relating to these issues, see
Item 1 - BUSINESS - The SOUTHERN System - "Risk Factors" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Gulf Power in the Form 10-K.

     Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Gulf Power's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Gulf Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Gulf Power's financial statements.

     Comprehensive energy legislation has been passed by both the U.S. House of Representatives and the Senate. Significant differences exist in the legislation and a joint conference is underway to formulate a compromise final bill. While the form of this final bill is not yet known, it is expected to address a number of issues related to the electric utility industry and could affect the business operations and financial condition of Gulf Power.

     Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs are not fully recovered through Gulf Power's Environmental Cost Recovery Clause. For additional information about these issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Gulf Power in the Form 10-K and Note (E) to the Condensed Financial Statements herein. On October 27, 2003, the EPA published a final rule providing that certain equipment replacements be excluded from New Source Review and Prevention of Significant Deterioration provisions of the Clean Air Act under the definition of "routine maintenance, repair and replacement." This final rule must be adopted by the State of Florida in order to apply to Gulf Power's facilities. If fully implemented, this final regulation could affect the applicability of these regulations to activities at Gulf Power's facilities. The final outcome of these matters cannot now be determined.

     In 2002, the Florida PSC approved an annual base rate increase for Gulf Power of $53.2 million, which became effective in June 2002. Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Gulf Power in the Form 10-K for additional information.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Gulf Power in the Form 10-K for information on the formation of an RTO and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the proposal. Reactions to the White Paper by certain Southeastern state regulators reflect significant continuing differences in opinion between the FERC and those state regulatory commissions over questions of jurisdiction and protection of retail customers. These significant differences between state

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


and federal regulators create substantial uncertainty related to the ultimate approval of SeTrans because state commission approval of the transfer of operational control of the transmission assets of Gulf Power is a prerequisite to the formation of SeTrans. Pending energy legislation may also impact these issues. Any impact of the FERC proposals on Gulf Power will depend on the form in which final rules may be ultimately adopted; however, Gulf Power's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

     Reference is made to Note (M) to the Condensed Financial Statements for information regarding FERC approval of the Open Access Transmission Tariff. This settlement is not expected to have a material effect on Gulf Power's future earnings.

     Reference is made to the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policy

Gulf Power's significant accounting policies are described in Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K. Gulf Power's critical accounting policy involves rate regulation. Gulf Power is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of Gulf Power's operations is no longer subject to these provisions, Gulf Power would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

New Accounting Standards

Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate costs of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The costs must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Gulf Power accrued for the ultimate costs of retiring most long-lived assets over the life of the related asset through depreciation expense.

     FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which further amends and clarifies the accounting and reporting for derivative instruments became effective generally for financial instruments entered into or modified after June 30, 2003. Current interpretations of Statement No. 149 indicate that certain electricity forward transactions subject to unplanned netting (including those typically referred to as "book outs") may not continue to qualify as cash flow hedges.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


This conclusion is subject to ongoing discussions with the FASB and may change. Gulf Power's forward electricity contracts continue to qualify for the normal sales exception and are recorded on an accrual basis. The implementation of Statement No. 149 did not have a material effect on Gulf Power's financial statements.

     In July 2003, the EITF reached a consensus on Issue No. 03-11, which addresses the reporting of realized gains and losses on derivative instruments that became effective on October 1, 2003, and is currently being interpreted to require book outs to be recorded on a net basis in operating revenues. Adoption of this standard will not have a material impact on Gulf Power's financial statements as it affects only the classification of amounts in the Statements of Income.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires classification of certain financial instruments within its scope, including shares that are mandatorily redeemable, as liabilities. Statement No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise on July 1, 2003. In accordance with Statement No. 150, Gulf Power reclassified $115 million of mandatorily redeemable preferred securities as liabilities effective July 1, 2003. The implementation of Statement No. 150 did not have any impact on Gulf Power's Statements of Income and Cash Flows.

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. On October 9, 2003, the FASB issued Staff Position No. FIN 46-6, which deferred the effective date of Interpretation No. 46 until December 31, 2003 for interests held in variable interest entities or potential variable interest entities created before February 1, 2003. Current analysis indicates that the trusts established by Gulf Power to issue trust preferred securities are variable interest entities under Interpretation No. 46 and, further, that Gulf Power is not the primary beneficiary of these trusts. If this conclusion is finalized, effective December 31, 2003, the trust assets and liabilities, including the preferred securities issued by the trusts, will be deconsolidated, the investments in the trusts will be reflected under the equity method, and the loans from the trusts to Gulf Power will be reflected as long-term notes payable to affiliates on the balance sheet. Based on the September 30, 2003 values, such treatment would result in an increase of approximately $3.5 million to both total assets and total liabilities. These reclassifications would not have any impact on net income or cash flow.


FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Gulf Power's financial condition during the first nine months of 2003 included the addition of approximately $64.8 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See Gulf Power's Condensed Statements of Cash Flows herein for further details.

Ongoing Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of Gulf Power under "Capital Requirements for Construction," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of Gulf Power's capital requirements for its construction program, maturing debt and environmental compliance efforts.
                                       65

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Sources of Capital

In addition to the financing activities previously described herein, Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, Gulf Power had at September 30, 2003 approximately $41 million of cash and cash equivalents and $66 million of unused committed lines of credit with banks that expire in 2004. The credit arrangements provide liquidity support to Gulf Power's obligations with respect to variable rate pollution control bonds and commercial paper. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At September 30, 2003, Gulf Power had no notes payable or commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

Credit Rating Risk

Gulf Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Exposure to Market Risks

Gulf Power's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2002 reporting period. In addition, Gulf Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Gulf Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into fixed price contracts for purchase of coal supplies, the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Gulf Power has received approval from the Florida PSC to recover prudently incurred costs related to its fuel hedging program through the fuel cost recovery mechanism. The fair value of derivative energy contracts at September 30, 2003 was as follows:
                                              Third Quarter
                                                  2003             Year-to-Date
                                                 Changes             Changes
    ---------------------------------------------------------------------------
                                                       Fair Value
    ---------------------------------------------------------------------------
                                                     (in thousands)
    Contracts beginning of period              $1,018                 $2,336
    Contracts realized or settled              (1,835)                (4,695)
    New contracts at inception                      -                      -
    Changes in valuation techniques                 -                      -
    Current period changes                         85                  1,627
    --------------------------------------------------------------------------
    Contracts at September 30, 2003            $ (732)                $ (732)
    =========================================================================

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



                                                  Source of September 30, 2003
                                                        Valuation Prices
    ---------------------------------------------------------------------------
                                                Total             Maturity
                                                            -------------------
                                             Fair Value     Year 1    1-3 Years
     --------------------------------------------------------------------------
                                                         (in thousands)
    Actively quoted                            $(732)          $165     $(897)
    External sources                               -              -         -
    Models and other methods                       -              -         -
     --------------------------------------------------------------------------
    Contracts at September 30, 2003            $(732)          $165     $(897)
    ===========================================================================

     Unrealized gains and losses from mark to market adjustments on contracts related to fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Gulf Power's fuel cost recovery clause. Gains and losses on contracts that do not represent hedges are recognized in the income statement as incurred. At September 30, 2003, the fair value of derivative energy contracts was reflected in the financial statements as follows:

                                                     Amounts
---------------------------------------------------------------
                                                (in thousands)
Regulatory assets, net                                $(1,093)
Other comprehensive income                                  -
Net income                                                361
---------------------------------------------------------------
   Total fair value                                  $   (732)
===============================================================

     For the quarter and year-to-date periods ended September 30, 2003 and 2002, the realized gains and losses recognized in income were immaterial.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of Gulf Power in the Form 10-K and Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K for additional information.

Financing Activities

In January 2003, Gulf Power redeemed $40 million of 7.625% trust preferred securities using the proceeds of $40 million in trust preferred securities issued in December 2002 at a five-year initial fixed rate of 5.60%.

     In the first half of 2003, Gulf Power issued $65 million of Senior Notes. The proceeds from this issue was used to redeem $40 million of Senior Notes and $25 million of Junior Subordinated Notes.

     In April 2003, Gulf Power sold through public authorities $29.075 million of variable rate pollution control revenue refunding bonds due February 1, 2026 and $32.55 million of variable rate pollution control refunding bonds due June 1, 2023. The proceeds were used to redeem (1) $7.875 million aggregate principal amount of water pollution control revenue refunding bonds, Series 1993; (2) $21.2 million of pollution control revenue refunding bonds, Series 1996 and (3) the outstanding amount of pollution control revenue refunding bonds, Series 1993. Both pollution control bonds issued in April 2003 will bear interest at a rate to be determined by the auction rate process.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In July 2003, Gulf Power issued $60 million of Series G 4.35% Senior Notes due July 15, 2013 and $60 million of Series H 5.25% Senior Notes due July 15, 2033. The proceeds of the Series G Senior Notes were used to pay at maturity the $60 million outstanding principal amount of Series C 4.69% Senior Notes due August 1, 2003. The proceeds of the Series H Senior Notes were used to redeem in August 2003 the $46.7 million outstanding principal amount of the Series A 6.70% Senior Insured Quarterly Notes due June 30, 2038. The remainder was used to repay a portion of Gulf Power's short-term indebtedness.

     In September 2003, Gulf Power issued $40 million of Series I 5.75% Senior Notes due September 15, 2033. The proceeds from this issue were used in October 2003 to redeem the $45 million outstanding principal amount of Gulf Power Capital Trust II 7.00% Cumulative Quarterly Income Preferred Securities.

     Gulf Power plans to continue, to the extent possible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

                            MISSISSIPPI POWER COMPANY

                                            MISSISSIPPI POWER COMPANY
                                    CONDENSED STATEMENTS OF INCOME (UNAUDITED)



                                                                  For the Three Months          For the Nine Months
                                                                  Ended September 30,           Ended September 30,
                                                                  2003           2002           2003           2002
                                                                  ----           ----           ----           ----
                                                                     (in thousands)                (in thousands)
Operating Revenues:
Retail sales                                                     $150,860      $159,097        $398,888       $416,165
Sales for resale --
  Non-affiliates                                                   67,396        64,421         197,141        168,755
  Affiliates                                                        5,968        14,959          17,856         35,028
Contract termination                                                    -             -          62,111              -
Other revenues                                                      3,590         4,600          10,064         11,565
                                                                 --------      --------       ---------       --------
Total operating revenues                                          227,814       243,077         686,060        631,513
                                                                 --------      --------       ---------       --------
Operating Expenses:
Fuel                                                               66,109        88,331         172,829        215,305
Purchased power --
  Non-affiliates                                                    3,121         6,134          14,449         13,391
  Affiliates                                                       21,194         6,201          59,281         23,994
Other operations                                                   38,560        39,026         123,466        111,490
Maintenance                                                        12,397        15,050          45,408         56,327
Depreciation and amortization                                      13,968        14,166          40,943         42,596
Taxes other than income taxes                                      14,148        14,159          41,231         41,070
                                                                 --------      --------       ---------       --------
Total operating expenses                                          169,497       183,067         497,607        504,173
                                                                 --------      --------       ---------       --------
Operating Income                                                   58,317        60,010         188,453        127,340
Other Income and (Expense):
Interest expense                                                   (3,383)       (4,394)        (10,920)       (13,719)
Distributions on shares subject to mandatory redemption              (630)         (616)         (1,890)        (2,386)
Other income (expense), net                                         2,170          (235)          2,935          1,110
                                                                 --------      --------       ---------       --------
Total other income and (expense)                                   (1,843)       (5,245)         (9,875)       (14,995)
                                                                 --------      --------       ---------       --------
Earnings Before Income Taxes                                       56,474        54,765         178,578        112,345
Income taxes                                                       21,584        20,878          68,226         42,681
                                                                 --------      --------       ---------       --------
Net Income                                                         34,890        33,887         110,352         69,664
Dividends on Preferred Stock                                          503           503           1,510          1,510
                                                                 --------      --------       ---------       --------
Net Income After Dividends on Preferred Stock                    $ 34,387      $ 33,384       $ 108,842       $ 68,154
                                                                 ========      ========       =========       ========













The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.



                                                        MISSISSIPPI POWER COMPANY
                                              CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                 For the Nine Months
                                                                                                 Ended September 30,
                                                                                                 2003           2002
                                                                                                 ----           ----
                                                                                                    (in thousands)
Operating Activities:
Net income                                                                                  $  110,352        $  69,664
Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                                              46,180           45,784
     Deferred income taxes and investment tax credits, net                                       3,682           (7,147)
     Tax benefit of stock options                                                                1,876            1,779
     Other, net                                                                                    (61)           3,688
     Changes in certain current assets and liabilities --
        Receivables, net                                                                         8,846            3,722
        Fossil fuel stock                                                                       (3,914)           1,896
        Materials and supplies                                                                      64              140
        Other current assets                                                                     8,643           (8,757)
        Accounts payable                                                                       (29,609)          (9,400)
        Taxes accrued                                                                            7,138           19,325
        Other current liabilities                                                              (12,274)          24,275
                                                                                            ----------        ---------
Net cash provided from operating activities                                                    140,923          144,969
                                                                                            ----------        ---------
Investing Activities:
Gross property additions                                                                       (41,636)         (48,858)
Other                                                                                           (6,166)         (12,463)
                                                                                            ----------        ---------
Net cash used for investing activities                                                         (47,802)         (61,321)
                                                                                            ----------        ---------
Financing Activities:
Increase (decrease) in notes payable, net                                                            -          (15,973)
Proceeds --
  Senior notes                                                                                  90,000           80,000
  Shares subject to mandatory redemption                                                             -           35,000
  Capital contributions from parent company                                                         79           10,000
Redemptions --
  First mortgage bonds                                                                         (33,350)            (650)
  Pollution control bonds                                                                         (850)               -
  Senior notes                                                                                 (86,628)         (80,418)
  Shares subject to mandatory redemption                                                             -          (35,000)
Payment of preferred stock dividends                                                            (1,510)          (1,510)
Payment of common stock dividends                                                              (49,500)         (47,625)
Other                                                                                           (1,185)          (1,144)
                                                                                             ----------        ---------
Net cash used for financing activities                                                         (82,944)         (57,320)
                                                                                            ----------        ---------
Net Change in Cash and Cash Equivalents                                                         10,177           26,328
Cash and Cash Equivalents at Beginning of Period                                                62,695           18,950
                                                                                            ----------        ---------
Cash and Cash Equivalents at End of Period                                                  $   72,872        $  45,278
                                                                                            ==========        =========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest                                                                                     $12,918          $11,476
  Income taxes (net of refunds)                                                                $47,589          $28,653










 The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.



                                                       MISSISSIPPI POWER COMPANY
                                                  CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                At September 30,        At December 31,
Assets                                                                                2003                   2002
------                                                                          ----------------        --------------
                                                                                             (in thousands)
Current Assets:

Cash and cash equivalents                                                      $     72,872            $     62,695
Receivables --
  Customer accounts receivable                                                       42,319                  31,136
  Unbilled revenues                                                                  19,036                  18,434
  Under recovered regulatory clause revenues                                         13,786                  27,233
  Other accounts and notes receivable                                                 6,751                   8,056
  Affiliated companies                                                               14,975                  20,674
  Accumulated provision for uncollectible accounts                                     (897)                   (718)
Fossil fuel stock, at average cost                                                   31,217                  27,303
Materials and supplies, at average cost                                              21,999                  22,063
Assets from risk management activities                                                3,139                  13,061
Deferred income tax assets                                                           17,181                  18,675
Other                                                                                 8,747                   7,469
                                                                                -----------             -----------
Total current assets                                                                251,125                 256,081
                                                                                -----------             -----------
Property, Plant, and Equipment:
In service                                                                        1,812,229               1,786,378
Less accumulated provision for depreciation                                         746,667                 722,231
                                                                                -----------             -----------
                                                                                  1,065,562               1,064,147
Construction work in progress                                                        33,612                  34,065
                                                                                -----------             -----------
Total property, plant, and equipment                                              1,099,174               1,098,212
                                                                                -----------             -----------
Other Property and Investments                                                        1,830                   1,768
                                                                                -----------             -----------

Deferred Charges and Other Assets:
Deferred charges related to income taxes                                             12,150                  12,617
Prepaid pension costs                                                                17,374                  14,993
Unamortized premium on reacquired debt                                               10,409                   7,776
Prepaid rent                                                                         15,229                       -
Other                                                                                24,332                  20,719
                                                                                -----------             -----------
Total deferred charges and other assets                                              79,494                  56,105
                                                                                -----------             -----------
Total Assets                                                                    $ 1,431,623             $ 1,412,166
                                                                                ===========             ===========

























The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements


                                                       MISSISSIPPI POWER COMPANY
                                                  CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                                At September 30,        At December 31,
Liabilities and Stockholder's Equity                                                  2003                   2002
------------------------------------                                            ----------------        ---------------
                                                                                               (in thousands)
Current Liabilities:
Securities due within one year                                                 $    80,000             $    69,200
Accounts payable --
  Affiliated                                                                        16,771                  22,396
  Other                                                                             67,568                  91,710
Customer deposits                                                                   14,761                   6,855
Taxes accrued --
  Income taxes                                                                      27,368                  12,042
  Other                                                                             33,276                  41,464
Interest accrued                                                                     4,347                   6,562
Vacation pay accrued                                                                 5,782                   5,782
Regulatory clauses over recovery                                                    28,408                  35,680
Deferred revenue                                                                     1,763                       -
Other                                                                                8,104                   8,504
                                                                               -----------             -----------
Total current liabilities                                                          288,148                 300,195
                                                                               -----------             -----------
Long-term Debt                                                                     202,486                 243,715
                                                                               -----------             -----------
Shares Subject to Mandatory Redemption                                              35,000                  35,000
                                                                               -----------             -----------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                  149,346                 146,631
Deferred credits related to income taxes                                            23,815                  20,798
Accumulated deferred investment tax credits                                         20,144                  21,054
Employee benefits provisions                                                        51,494                  49,869
Plant Daniel lease guarantee obligation, at fair value                              15,229                       -
Other                                                                               34,901                  45,142
                                                                               -----------             -----------
Total deferred credits and other liabilities                                       294,929                 283,494
                                                                               -----------             -----------
Total Liabilities                                                                  820,563                 862,404
                                                                               -----------             -----------
Preferred Stock                                                                     31,809                  31,809
                                                                               -----------             -----------
Common Stockholder's Equity:
Common stock, without par value --
  Authorized  - 1,130,000 shares
  Outstanding - 1,121,000 shares                                                    37,691                  37,691
Paid-in capital                                                                    287,236                 285,280
Premium on preferred stock                                                             326                     326
Retained earnings                                                                  255,262                 195,920
Accumulated other comprehensive loss                                                (1,264)                 (1,264)
                                                                               -----------             -----------
Total common stockholder's equity                                                  579,251                 517,953
                                                                               -----------             -----------
Total Liabilities and Stockholder's Equity                                     $ 1,431,623             $ 1,412,166
                                                                               ===========             ===========

















The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.


                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2003 vs. THIRD QUARTER 2002
                                       AND
                     YEAR-TO-DATE 2003 vs. YEAR-TO-DATE 2002


RESULTS OF OPERATIONS

Earnings

Mississippi Power's net income after dividends on preferred stock for the third quarter and year-to-date 2003 was $34.4 million and $108.8 million, respectively, compared to $33.4 million and $68.1 million for the corresponding periods of 2002. Earnings in the third quarter and year-to-date 2003 increased by $1 million, or 3%, and $40.7 million, or 59.7%, respectively. The third quarter 2003 increase in earnings is attributed to lower maintenance expense, a decrease in interest expense and the recognition of revenue under a transmission facilities agreement previously reserved for refund in accordance with a recent order from the FERC. Reference is made to Note (R) to the Condensed Financial Statements herein for additional information on the FERC order. The year-to-date 2003 increase is primarily a result of a gain of $38 million after-tax related to the termination of a PPA with Dynegy. Reference is made to Note (N) to the Condensed Financial Statements herein for additional information regarding the termination of this PPA.

     Significant income statement items appropriate for discussion include the following:

                                                                        Increase (Decrease)
                                                --------------------------------------------------------------------
                                                           Third Quarter                      Year-To-Date
                                                ------------------------------------ -------------------------------
                                                   (in thousands)           %          (in thousands)          %
Retail sales..................................    $   (8,237)             (5.2)        $  (17,277)          (4.2)
Sales for resale - non-affiliates.............         2,975               4.6             28,386           16.8
Sales for resale - affiliates..................        (8,991)            (60.1)           (17,172)         (49.0)
Contract termination..........................             -                  -            62,111            N/M
Other revenues................................        (1,010)            (22.0)            (1,501)         (13.0)
Fuel expense..................................       (22,222)            (25.2)           (42,476)         (19.7)
Purchased power - non-affiliates..............        (3,013)            (49.1)             1,058            7.9
Purchased power - affiliates..................        14,993             241.8             35,287          147.1
Other operation expense.......................          (466)             (1.2)            11,976           10.7
Maintenance expense...........................        (2,653)           (17.6)            (10,919)         (19.4)
Interest expense..............................        (1,011)           (23.0)             (2,799)         (20.4)
Other income (expense), net...................         2,405              N/M               1,825          164.4

N/M  Not meaningful

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue for the third quarter 2003 remained flat when compared to the same period in 2002 but decreased by $1.2 million, or 0.5%, year-to-date 2003 when compared to the same period in 2002 is a result of decreases in retail kilowatt-hour energy sales. The reason for the flat and downward results is lower kilowatt-hour energy sales due to milder-than-normal weather in Mississippi Power's service area and the sluggish economy.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - non-affiliates. The increased revenues from sales for resale to non-affiliates in the third quarter and year-to-date 2003 are primarily due to an increase in the average sales price per kilowatt-hour and increased kilowatt-hour energy sales to wholesale non-affiliated customers when compared to the corresponding periods in 2002.

     Sales for resale - affiliates and Purchased power - affiliates. Revenues from sales for resale to affiliated companies, as well as purchases of energy, within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Mississippi Power's retail and wholesale fuel cost recovery clauses.

     Contract termination. This reflects the $62 million of revenues recorded upon the termination of a PPA with Dynegy. Reference is made to Note (N) to the Condensed Financial Statements herein for additional information.

     Other revenues. The third quarter and year-to-date 2003 decreases in other revenues when compared to the same periods in 2002 are mainly attributed to an environmental insurance refund of approximately $1 million recorded in 2002.

     Fuel expense. In the third quarter and year-to-date 2003, fuel expense was lower as a result of decreased generation in both of these periods and the lower cost of fuel when compared to the same periods in 2002. In the third quarter 2003, Mississippi Power had opportunities to purchase power at rates less than the cost to generate it. Since energy expenses are generally offset by energy revenues through Mississippi Power's retail and wholesale fuel cost recovery clauses, these expenses do not have a significant impact on earnings.

     Purchased power-non-affiliates. The decrease in this expense in the third quarter 2003 is primarily attributed to increased utilization of electricity within the Southern Company system when compared to the same period in 2002 as a result of mild summer weather in Southern Company's retail service territory. The year-to-date 2003 increase in purchased power from non-affiliates is a result of more economical power being available for purchase from these sources.

     Other operation expense. In the third quarter 2003, other operation expense remained relatively flat but increased year-to-date 2003 as a result of approximately $11 million incurred to restructure the lease agreement for the combined cycle generating units at Plant Daniel in the second quarter of 2003. Reference is made to Note (S) to the Condensed Financial Statements herein for additional information.

     Maintenance expense. The third quarter and year-to-date 2003 decreases in maintenance expenses, when compared to the corresponding periods in the prior year, are primarily due to scheduled maintenance performed at Plant Watson and Plant Daniel in 2002 and lower maintenance expense associated with a long-term service agreement associated with the combined cycle units.

     Interest expense. The decreases in the third quarter and year-to-date 2003 as compared to the same periods in 2002 are attributed to a lower amount of debt outstanding and lower interest rates.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Other income (expense), net. The increases in other income during the third quarter and year-to-date 2003 are primarily attributed to the recognition of revenue previously reserved for refund as a result of a FERC order related to a contract for the use of transmission facilities. Reference is made to Note (R) to the Condensed Financial Statements herein for additional information.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including regulatory matters and the effect of weather and the economy on energy sales. For additional information relating to these issues, see Item 1
- BUSINESS - The SOUTHERN System - "Risk Factors" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Mississippi Power in the Form 10-K.

     Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Mississippi Power's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Mississippi Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Mississippi Power's financial statements.

     Mississippi Power's 2003 ECO Plan filing was approved, as filed, by the Mississippi PSC on March 18, 2003, and resulted in a slight increase in rates effective April 2003. Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot continue to be recovered. For additional information about these issues, including the EPA litigation, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Mississippi Power in the Form 10-K and Note (E) to the Condensed Financial Statements herein.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Mississippi Power in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Reactions to the White Paper by Southeastern state regulators reflect significant continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. These significant differences between state and federal regulators create substantial uncertainty related to the ultimate approval of SeTrans because state commission approval of the transfer approval of operational control of the transmission assets of Southern Company and its subsidiaries is a prerequisite to the formation of SeTrans. Pending energy legislation may also impact these issues. Any impact of the FERC proposals on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Mississippi Power's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Note (M) to the Condensed Financial Statements for information regarding FERC approval of the Open Access Transmission Tariff. This settlement is not expected to have a material effect on Mississippi Power's future earnings.

     Comprehensive energy legislation has been passed by both the U.S. House of Representatives and the Senate. Significant differences exist in the legislation and a joint conference is underway to formulate a compromise final bill. While the form of this final bill is not yet known, it is expected to address a number of issues related to the electric utility industry and could affect the business operations and financial condition of Mississippi Power.

     Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" in Item 7 of the Form 10-K. On October 27, 2003, the EPA published a final rule providing that certain equipment replacements be excluded from New Source Review and Prevention of Significant Deterioration provisions of the Clean Air Act under the definition of "routine maintenance, repair and replacement." This final rule must be adopted by the State of Mississippi in order to apply to Mississippi Power's facilities. If fully implemented, this final regulation could affect the applicability of these regulations to activities at Mississippi Power's facilities. The final outcome of these matters cannot now be determined.

     Reference is made to Note (N) to the Condensed Financial Statements herein for information regarding the termination of a PPA between Dynegy and Mississippi Power. As a result of this PPA termination, Mississippi Power continues to review alternatives for this capacity. The final outcome of this matter cannot now be determined.

     Reference is made to the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policies

Mississippi Power's significant accounting policies are described in Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K. Mississippi Power's critical accounting policies involve rate regulation and lease accounting.

     Mississippi Power is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of Mississippi Power's operations is no longer subject to these provisions, Mississippi Power would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets, including plant, have been impaired.

     Additionally, Mississippi Power accounts for its lease of two generating units at Plant Daniel, totaling 1,064 megawatts of capacity, as an operating lease. Reference is made to Note (S) of the Condensed Financial Statements herein for an explanation of the restructuring activity that took place during the second quarter of 2003 to allow for continued off-balance sheet accounting treatment. Effective July 1, 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" would have required Mississippi Power to consolidate the assets and liabilities of Escatawpa Funding, Limited Partnership ("Escatawpa"), the special purpose entity from which Mississippi Power leased the units. Under the restructured lease with Juniper Capital L.P. ("Juniper"), consolidation is not required.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


New Accounting Standards

Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate costs of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The costs must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Mississippi Power accrued for the ultimate costs of retiring most long-lived assets over the life of the related asset through depreciation expense.

     FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which further amends and clarifies the accounting and reporting for derivative instruments became effective generally for financial instruments entered into or modified after June 30, 2003. Current interpretations of Statement No. 149 indicate that certain electricity forward transactions subject to unplanned netting (including those typically referred to as "book outs") may not continue to qualify as cash flow hedges.
This conclusion is subject to ongoing discussions with the FASB and may change. Mississippi Power's forward electricity contracts continue to qualify for the normal sales exception and are recorded on an accrual basis. The implementation of Statement No. 149 did not have a material effect on Mississippi Power's financial statements.

     In July 2003, the EITF reached a consensus on Issue No. 03-11, which addresses the reporting of realized gains and losses on derivative instruments that became effective on October 1, 2003, and is currently being interpreted to require book outs to be recorded on a net basis in operating revenues. Adoption of this standard will not have a material impact on Mississippi Power's financial statements as it affects only the classification of amounts in the Statements of Income.

     FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation applies to guarantees issued or modified after December 31, 2002. In accordance with FASB Interpretation No. 45, Mississippi Power has recorded a $15.2 million liability for the fair value of its residual value guarantee associated with the lease of two generating units at Plant Daniel. Reference is made to Note (S) to the Condensed Financial Statements herein for additional information.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires classification of certain financial instruments within its scope, including shares that are mandatorily redeemable, as liabilities. Statement No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise on July 1, 2003. In accordance with Statement No. 150, Mississippi Power reclassified $35 million of mandatorily redeemable preferred securities as liabilities effective July 1, 2003. The implementation of Statement No. 150 did not have any impact on Mississippi Power's Statements of Income and Cash Flows.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. On July 1, 2003, Mississippi Power adopted Interpretation No. 46 with no financial statement impact following completion of restructuring of Mississippi Power's lease arrangement for the combined cycle generating units at Plant Daniel. See Financial Condition - "Off-Balance Sheet Financing Arrangements" below and Note (S) to the Condensed Financial Statements herein for further information on the lease restructuring. On October 9, 2003, the FASB issued Staff Position No. FIN 46-6, which deferred the effective date of Interpretation No. 46 until December 31, 2003 for interests held in variable interest entities or potential variable interest entities created before February 1, 2003. Current analysis indicates that the trust established by Mississippi Power to issue trust preferred securities is a variable interest entity under Interpretation No. 46 and, further, that Mississippi Power is not the primary beneficiary of the trust. If this conclusion is finalized, effective December 31, 2003, the trust assets and liabilities, including the preferred securities issued by the trust, will be deconsolidated, the investments in the trust will be reflected under the equity method, and the loans from the trust to Mississippi Power will be reflected as long-term notes payable to affiliates on the balance sheet. Based on the September 30, 2003 values, such treatment would result in an increase of approximately $1.1 million to both total assets and total liabilities. These reclassifications would not have any impact on net income or cash flow.


FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Mississippi Power's financial condition during the first nine months of 2003 included the addition of approximately $41.6 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See Mississippi Power's Condensed Statements of Cash Flows herein for further details.

Ongoing Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of Mississippi Power under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" and Note 3 to the financial statements in the Form 10-K for a description of Mississippi Power's capital requirements for its construction program, environmental compliance efforts and maturities of long-term debt.

Sources of Capital

In addition to the financing activities previously described herein, Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     Mississippi Power's current liabilities exceed current assets due to scheduled maturities of long-term debt. Mississippi Power expects to refinance these maturities with additional long-term debt.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     To meet short-term cash needs and contingencies, Mississippi Power had at September 30, 2003 approximately $72.8 million of cash and cash equivalents and $99.5 million of unused committed credit arrangements with banks that expire in 2003 and 2004. Approximately $37 million of these credit arrangements contain provisions allowing two-year term loans executable at expiration date. The credit arrangements provide liquidity support to Mississippi Power's obligations with respect to variable rate pollution control bonds and commercial paper. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At September 30, 2003, Mississippi Power had no outstanding commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

Off-Balance Sheet Financing Arrangements

In May 2001, Mississippi Power began the initial 10-year term of an operating lease agreement with Escatawpa, a special purpose entity, to use a combined-cycle generating facility located at Mississippi Power's Plant Daniel. The facility cost approximately $370 million. Reference is made to Note 8 to the financial statements of Mississippi Power in Item 8 of the Form 10-K under "Lease Agreements," "Critical Policies" above and Note (S) to the Condensed Financial Statements herein for additional information. In June 2003, Escatawpa sold its ownership interests in the facility to Juniper. Simultaneously, Juniper entered into a restructured lease agreement with Mississippi Power. The terms of the lease with Juniper are substantially the same as the lease with Escatawpa. In accordance with FASB Interpretation No. 46, Mississippi Power is not required to consolidate the leased assets and related liabilities. Furthermore, the restructured lease agreement is an operating lease under FASB Statement No. 13, "Accounting for Leases." Accordingly, the lease is not reflected on the condensed balance sheet of Mississippi Power.

Credit Rating Risk

Mississippi Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Exposure to Market Risks

Mississippi Power's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2002 reporting period. In addition, Mississippi Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulation, Mississippi Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power has also implemented retail fuel hedging programs at the instruction of its PSC and wholesale fuel hedging programs under agreements with wholesale customers. The fair value of derivative, fuel and energy contracts was as follows:

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                               Third Quarter
                                                   2003            Year-to-Date
                                                  Changes            Changes
    --------------------------------------------------------------------------
                                                        Fair Value
    --------------------------------------------------------------------------
                                                      (in thousands)
    Contracts beginning of period               $8,709                $12,864
    Contracts realized or settled               (5,051)               (14,378)
    New contracts at inception                       -                      -
    Changes in valuation techniques                  -                      -
    Current period changes                      (1,277)                 3,895
    ---------------------------------------------------------------------------
    Contracts at September 30, 2003             $2,381                $ 2,381
    ===========================================================================

                                                Source of September 30, 2003
                                                      Valuation Prices
    ---------------------------------------------------------------------------
                                              Total                Maturity
                                                        -----------------------
                                        Fair Value       Year 1       1-3 Years
     --------------------------------------------------------------------------
                                                       (in thousands)
    Actively quoted                        $2,381          $2,454         $(73)
    External sources                            -               -            -
    Models and other methods                    -               -            -
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------
    Contracts at September 30, 2003        $2,381          $2,454         $(73)
    ===========================================================================

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail and wholesale fuel hedging programs are recorded as regulatory assets and liabilities. Realized gains and losses from these programs are included in fuel expense and are recovered through Mississippi Power's energy cost management clauses. Reference is made to Note 1 to the financial statements of Mississippi Power under "Financial Instruments" in Item 8 of the Form 10-K regarding the respective approvals of the retail and wholesale energy cost management clauses. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred. At September 30, 2003, the fair value of derivative energy contracts reflected in the financial statements was as follows:

                                                    Amounts
     ------------------------------------------------------------
                                                (in thousands)
     Regulatory liabilities, net                      $1,997
     Other comprehensive income                            -
     Net income                                          384
     ------------------------------------------------------------
     Total fair value                                 $2,381
     ============================================================

     For the quarter and year-to-date periods ended September 30, 2003 and 2002, the realized gains and losses recognized in income were immaterial.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Market Price Risk" of Mississippi Power in the Form 10-K and Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financing Activities

In April 2003, Mississippi Power issued $90 million of Series E 5-5/8% Senior Notes due May 1, 2033. The proceeds from this sale were used to repay at maturity $35 million of Mississippi Power's Series B 6.05% Senior Notes due May 1, 2003, to redeem the $51.6 million outstanding principal amount of Mississippi Power's Series A 6.75% Senior Insured Quarterly Notes due June 30, 2038 and to repay a portion of Mississippi Power's outstanding short-term indebtedness.

     Mississippi Power plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY

                                          SAVANNAH ELECTRIC AND POWER COMPANY
                                      CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                           For the Three Months        For the Nine Months
                                                                           Ended September 30,         Ended September 30,
                                                                           2003           2002         2003           2002
                                                                           ----           ----         ----           ----
                                                                             (in thousands)               (in thousands)

Operating Revenues:
Retail sales                                                               $95,364        $93,530       $234,378       $222,770
Sales for resale --
  Non-affiliates                                                             2,219          1,728          6,026          4,758
  Affiliates                                                                 1,627            957          4,863          3,119
Other revenues                                                               1,056            756          2,891          2,062
                                                                           -------         ------        -------        -------
Total operating revenues                                                   100,266         96,971        248,158        232,709
                                                                           -------         ------        -------        -------
Operating Expenses:
Fuel                                                                        18,060         18,805         42,079         41,881
Purchased power --
  Non-affiliates                                                             2,287          2,270          5,689          5,404
  Affiliates                                                                26,017         23,117         67,110         52,640
Other operations                                                            13,905         13,796         40,886         39,794
Maintenance                                                                  5,266          5,273         17,865         18,045
Depreciation and amortization                                                5,121          5,072         15,270         17,660
Taxes other than income taxes                                                4,026          3,984         11,125         11,172
                                                                           -------         ------        -------        -------
Total operating expenses                                                    74,682         72,317        200,024        186,596
                                                                           -------         ------        -------        -------
Operating Income                                                            25,584         24,654         48,134         46,113
Other Income and (Expense):
Interest expense, net of amounts capitalized                                (2,378)        (2,821)        (7,472)        (8,295)
Distributions on shares subject to mandatory redemption                       (685)          (685)        (2,055)        (2,055)
Other income (expense), net                                                    784           (533)           214         (1,066)
                                                                           -------         ------        -------        -------
Total other income and (expense)                                            (2,279)        (4,039)        (9,313)       (11,416)
                                                                           -------         ------        -------        -------
Earnings Before Income Taxes                                                23,305         20,615         38,821         34,697
Income taxes                                                                 8,927          7,467         14,638         12,712
                                                                           -------         ------        -------        -------
Net Income                                                                 $14,378        $13,148        $24,183        $21,985
                                                                           =======        =======        =======        =======
















The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.



                                        SAVANNAH ELECTRIC AND POWER COMPANY
                                   CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                                 For the Nine Months
                                                                                                 Ended September 30,
                                                                                                 2003           2002
                                                                                                 ----           ----
                                                                                                    (in thousands)
Operating Activities:

Net income                                                                                    $ 24,183       $ 21,985
Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                                              16,836         19,109
     Deferred income taxes and investment tax credits, net                                       1,375         (6,593)
     Pension, postretirement, and other employee benefits                                        4,417          4,438
     Tax benefit of stock options                                                                  860          1,437
     Other, net                                                                                    523         (2,806)
     Changes in certain current assets and liabilities --
       Receivables, net                                                                         (4,607)        (1,090)
       Fossil fuel stock                                                                          (375)         1,663
       Materials and supplies                                                                     (384)         3,572
       Other current assets                                                                      4,593         (3,905)
       Accounts payable                                                                         (1,029)         4,121
       Taxes accrued                                                                            10,374          3,391
       Other current liabilities                                                                (4,618)         3,214
                                                                                               -------        -------
Net cash provided from operating activities                                                     52,148         48,536
                                                                                               -------        -------
Investing Activities:
Gross property additions                                                                       (27,469)       (26,354)
Other                                                                                              133         (2,192)
                                                                                               -------        -------
Net cash used for investing activities                                                         (27,336)       (28,546)
                                                                                                -------       -------
Financing Activities:
Increase (decrease) in notes payable, net                                                        6,148        (26,467)
Proceeds --
  Pollution control bonds                                                                       13,870              -
  Other long-term debt                                                                               -         25,840
  Capital contributions from parent company                                                      5,000              -
Redemptions --
  First mortgage bonds                                                                               -           (436)
  Pollution control bonds                                                                      (13,870)             -
  Senior notes                                                                                 (20,000)             -
  Other long-term debt                                                                            (420)             -
Payment of common stock dividends                                                              (17,250)       (17,025)
Other                                                                                             (153)           (72)
                                                                                               -------        -------
Net cash used for financing activities                                                         (26,675)       (18,160)
                                                                                               -------        -------
Net Change in Cash and Cash Equivalents                                                         (1,863)         1,830
Cash and Cash Equivalents at Beginning of Period                                                 3,978          2,391
                                                                                               -------        -------
Cash and Cash Equivalents at End of Period                                                     $ 2,115        $ 4,221
                                                                                               =======        =======
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of $162 and $142 capitalized for 2003 and 2002, respectively)                   $7,609         $8,559
  Income taxes (net of refunds)                                                                 $1,900        $18,889













 The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.



                                                SAVANNAH ELECTRIC AND POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                                    At September 30,      At December 31,
                                                                                         2003                  2002
Assets                                                                              ----------------      ---------------
------                                                                                           (in thousands)

Current Assets:

Cash and cash equivalents                                                               $ 2,115               $ 3,978
Receivables --
  Customer accounts receivable                                                           30,267                22,631
  Unbilled revenues                                                                      11,618                11,531
  Other accounts and notes receivable                                                       739                 2,937
  Affiliated companies                                                                      412                 1,102
  Accumulated provision for uncollectible accounts                                         (910)                 (682)
Fossil fuel stock, at average cost                                                        8,704                 8,328
Materials and supplies, at average cost                                                   9,970                 9,586
Prepaid taxes                                                                            21,303                24,414
Other                                                                                     1,464                 2,066
                                                                                      ---------             ---------
Total current assets                                                                     85,682                85,891
                                                                                      ---------             ---------
Property, Plant, and Equipment:
In service                                                                              901,323               880,604
Less accumulated provision for depreciation                                             433,909               416,232
                                                                                      ---------             ---------
                                                                                        467,414               464,372
Construction work in progress                                                            12,798                 6,082
                                                                                      ---------             ---------
Total property, plant, and equipment                                                    480,212               470,454
                                                                                      ---------             ---------
Other Property and Investments                                                            2,540                 3,648
                                                                                      ---------             ---------
Deferred Charges and Other Assets:
Deferred charges related to income taxes                                                 10,482                11,692

Cash surrender value of life insurance for deferred compensation plans                   22,250                21,943
Unamortized debt issuance expense                                                         3,707                 3,757

Unamortized premium on reacquired debt                                                    7,659                 8,103
Other                                                                                    17,410                11,717
                                                                                      ---------             ---------
Total deferred charges and other assets                                                  61,508                57,212
                                                                                      ---------             ---------
Total Assets                                                                          $ 629,942             $ 617,205
                                                                                      =========             =========













The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.



                                                SAVANNAH ELECTRIC AND POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                 At September 30,       At December 31,
Liabilities and Stockholder's Equity                                                   2003                  2002
------------------------------------                                             ---------------        --------------
                                                                                               (in thousands)
Current Liabilities:
Securities due within one year                                                     $     912             $  20,892
Notes payable                                                                          9,044                 2,897
Accounts payable --
  Affiliated                                                                          12,432                 7,889
  Other                                                                                9,282                15,769
Customer deposits                                                                      6,912                 6,781
Taxes accrued --
  Income taxes                                                                         7,567                   311
  Other                                                                                6,435                 3,317
Interest accrued                                                                       4,100                 3,268
Vacation pay accrued                                                                   2,508                 2,427
Other                                                                                 10,754                15,233
                                                                                   ---------             ---------
Total current liabilities                                                             69,946                78,784
                                                                                   ---------             ---------
Long-term Debt                                                                       167,612               168,052
                                                                                   ---------             ---------
Shares Subject to Mandatory Redemption                                                40,000                40,000
                                                                                   ---------             ---------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes                                                     81,591                78,970
Deferred credits related to income taxes                                              10,417                12,445
Accumulated deferred investment tax credits                                            8,791                 9,289
Employee benefits provisions                                                          38,036                33,619
Other                                                                                 21,672                16,242
                                                                                   ---------             ---------
Total deferred credits and other liabilities                                         160,507               150,565
                                                                                   ---------             ---------
Total Liabilities                                                                    438,065               437,401
                                                                                   ---------             ---------
Common Stockholder's Equity:
Common stock, par value $5 per share --
  Authorized  - 16,000,000 shares
  Outstanding - 10,844,635 shares                                                     54,223                54,223
Paid-in capital                                                                       22,637                16,776
Retained earnings                                                                    116,981               110,049
Accumulated other comprehensive loss                                                  (1,964)               (1,244)
                                                                                   ---------             ---------
Total common stockholder's equity                                                    191,877               179,804
                                                                                   ---------             ---------
Total Liabilities and Stockholder's Equity                                         $ 629,942             $ 617,205
                                                                                   =========             =========




















The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.



                              SAVANNAH ELECTRIC AND POWER COMPANY
                       CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                         For the Three Months          For the Nine Months
                                                                         Ended September 30,           Ended September 30,
                                                                         -------------------           -------------------
                                                                         2003            2002          2003           2002
                                                                         ----            ----          ----           ----
                                                                             (in thousands)              (in thousands)

Net Income After Dividends on Preferred Stock                           $  14,378     $  13,148        $  24,183   $  21,985
Other comprehensive income:
Changes in fair value of qualifying hedges, net of tax
of $(457), $0, $(457), $0, respectively                                      (724)            -            (724)           -
Less: Reclassification adjustment for amounts included in net
income, net of tax of $3, $0, $3, $0, respectively                              4             -               4            -
                                                                        ---------     ---------        ---------   ---------
COMPREHENSIVE INCOME                                                    $  13,658     $  13,148        $  23,463   $  21,985
                                                                        =========     =========        =========   =========

_________________________________________________________________________________________________________________________________




                              SAVANNAH ELECTRIC AND POWER COMPANY
               CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)


                                                                                          At                          At
                                                                                    September 30,                December 31,
                                                                                         2003                         2002
                                                                                    -------------                -------------
                                                                                                  (in thousands)

Balance at beginning of period                                                      $   (1,244)                  $       -
Change in current period                                                                  (720)                     (1,244)
                                                                                    ----------                   ---------
BALANCE AT END OF PERIOD                                                            $   (1,964)                  $  (1,244)
                                                                                    ==========                   =========

________________________________________________________________________________________________________________________________






















The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.


                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2003 vs. THIRD QUARTER 2002
                                       AND
                     YEAR-TO-DATE 2003 vs. YEAR-TO-DATE 2002

RESULTS OF OPERATIONS

Earnings

Savannah Electric's net income for the third quarter and year-to-date 2003 was $14.4 million and $24.2 million, respectively, compared to $13.1 million and $22.0 million for the corresponding periods of 2002. Earnings increased by $1.2 million, or 9.4%, and $2.2 million, or 10%, in the third quarter and year-to-date 2003, respectively, due primarily to higher operating revenues resulting primarily from the June 2002 base rate increase, an increase in other income, net and a decrease in interest expense which was partially offset by operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                        Increase (Decrease)
                                                --------------------------------------------------------------------
                                                           Third Quarter                      Year-To-Date
                                                --------------------------------------------------------------------
                                                   (in thousands)           %          (in thousands)          %
Retail sales..................................    $    1,834               2.0         $   11,608            5.2
Sales for resale - non-affiliates.............           491              28.4              1,268           26.6
Sales for resale - affiliates.................           670              70.0              1,744           55.9
Other revenues................................           300              39.7                829           40.2
Purchased power - affiliates..................         2,900              12.5             14,470           27.5
Interest expense, net of amounts
   capitalized................................          (443)            (15.7)              (823)          (9.9)
Other income (expense), net...................         1,317             247.1              1,280          120.1

     Retail sales. Excluding fuel revenues, which do not affect net income, retail sales revenue decreased by $0.3 million, or 0.5%, in the third quarter 2003 and increased by $1.9 million, or 1.4%, year-to-date 2003 when compared to the corresponding periods in 2002. The third quarter 2003 decrease in retail sales revenue is mainly attributed to a 3.1% decrease in retail kilowatt-hour energy sales as a result of milder-than-normal temperatures. The year-to-date 2003 increase is primarily due to the base rate increase that took effect in June 2002, as well as increased usage by several industrial customers.

     Sales for resale - non-affiliates. In the third quarter and year-to-date 2003, revenues from sales for resale to non-affiliates increased due to higher demand for energy of 13.5% and 25.5%, respectively.

     Sales for resale - affiliates. Revenues from sales for resale to affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company. Sales for resale to affiliates increased in the third quarter and year-to-date 2003 primarily due to the combination of increased demand by Southern Power to meet contractual obligations and the availability of power due to milder-than-normal weather in Savannah Electric's service territory. These transactions do not have a significant impact on earnings.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Other revenues. The third quarter and year-to-date 2003 increases in other revenues when compared to the same periods in 2002 are attributed to new miscellaneous service fees implemented as part of the 2002 base rate case.

     Purchased power - affiliates. Purchased power from affiliates increased in the third quarter and year-to date 2003 due to the Plant Wansley PPA between Savannah Electric and Southern Power that began in June 2002. The capacity component of these transactions remained constant in the third quarter 2003 and increased by $5.9 million year-to-date 2003 when compared to the corresponding periods in 2002. Capacity costs of purchased power are generally recovered through base rates. In December 2002, an accounting order was approved by the Georgia PSC which allows Savannah Electric to defer approximately $3.8 million annually in Plant Wansley purchased power costs, which the Georgia PSC had ruled to be outside of the test period in Savannah Electric's base rate order. The net impact of these transactions year-to-date 2003 was a decrease to purchased power expense of $0.5 million. Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" and to Note 3 under "Retail Regulatory Matters to the financial statements in Item 8 in the Form 10-K for Savannah Electric for additional information on the Georgia PSC December 2002 order. Purchased power from affiliates also included energy purchases which will vary depending on demand and cost of generation resources at each company. These energy costs are recovered through the fuel cost recovery clause and have no significant impact on earnings.

     Interest expense, net of amounts capitalized. During the third quarter and year-to-date 2003, this expense decreased as a result of both a lower amount of debt outstanding and lower interest rates when compared to the same periods in the prior year.

     Other income (expense), net. The increases in income during the third quarter and year-to-date 2003 are primarily attributed to a distribution of the proceeds from the sale of a mutual life insurance company in which Savannah Electric held policies used to fund its non-qualified benefit plans. This income was partially offset by increased contributions.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors which include maintaining a stable regulatory environment and achieving energy sales growth while containing costs. For additional information relating to these issues, reference is made to Item 1 - BUSINESS - The SOUTHERN System - "Risks Factors" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Savannah Electric in the Form 10-K.

     Savannah Electric is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Savannah Electric's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Savannah

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Electric cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Savannah Electric's financial statements.

     Comprehensive energy legislation has been passed by both the U.S. House of Representatives and the Senate. Significant differences exist in the legislation and a joint conference is underway to formulate a compromise final bill. While the form of this final bill is not yet known, it is expected to address a number of issues related to the electric utility industry and could affect the business operations and financial condition of Savannah Electric.

     Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information about these issues, including the EPA litigation, see
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" and Note 3 to the financial statements of Savannah Electric in the Form 10-K and Note (E) to the Condensed Financial Statements herein. On October 27, 2003, the EPA published a final rule providing that certain equipment replacements be excluded from New Source Review and Prevention of Significant Deterioration provisions of the Clean Air Act under the definition of "routine maintenance, repair and replacement." This final rule must be adopted by the State of Georgia in order to apply to Savannah Electric's facilities. If fully implemented, this final regulation could affect the applicability of these regulations to activities at Savannah Electric's facilities. The final outcome of these matters cannot now be determined.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Savannah Electric in the Form 10-K for information on the formation of an RTO as ordered by the FERC and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the standard market design proposal. Reactions to the White Paper by Southeastern state regulators reflect significant continuing differences in opinion between the FERC and various state regulatory commissions over questions of jurisdiction and protection of retail customers. These significant differences between state and federal regulators create substantial uncertainty related to the ultimate approval of SeTrans because state commission approval of the transfer of operational control of the transmission assets of Southern Company and its subsidiaries is a prerequisite to the formation of SeTrans. Pending energy legislation may also impact these issues. Any impact of the FERC proposals on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Savannah Electric's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

     Reference is made to Note (M) to the Condensed Financial Statements for information regarding FERC approval of the Open Access Transmission Tariff. This settlement is not expected to have a material effect on Savannah Electric's future earnings.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Savannah Electric in the Form 10-K for information on plans to retire a 102 megawatt peaking facility in May 2005 and a fifteen-year PPA with Southern Power to purchase 200 megawatts of capacity beginning in June 2005 from the planned combined-cycle plant at Plant McIntosh to be built and owned by Southern Power. The annual capacity cost is expected to be approximately $14.5 million. Reference is made to Note (Q) to the Condensed Financial Statements herein for information regarding the FERC approval process for this PPA.

     Reference is made to the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policy

Savannah Electric's significant accounting policies are described in Note 1 to the financial statements of Savannah Electric in Item 8 of the Form 10-K. Savannah Electric's critical accounting policy involves rate regulation. Savannah Electric is subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of Savannah Electric's operations is no longer subject to these provisions, Savannah Electric would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired.

New Accounting Standards

Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Statement No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate cost of retiring long-lived assets. The present value of the ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The cost must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit non-regulated companies to continue accruing future retirement costs for long-lived assets that they do not have a legal obligation to retire. Prior to January 2003, Savannah Electric accrued for the ultimate cost of retiring most long-lived assets over the life of the related asset through depreciation expense.

     FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which further amends and clarifies the accounting and reporting for derivative instruments became effective generally for financial instruments entered into or modified after June 30, 2003. Current interpretations of Statement No. 149 indicate that certain electricity forward transactions subject to unplanned netting (including those typically referred to as "book outs") may not continue to qualify as cash flow hedges. This conclusion is subject to ongoing discussions with the FASB and may change. Savannah Electric's forward electricity contracts continue to qualify for the normal sales exception and are recorded on an accrual basis. The implementation of Statement No. 149 did not have a material effect on Savannah Electric's financial statements.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In July 2003, the EITF reached a consensus on Issue No. 03-11, which addresses the reporting of realized gains and losses on derivative instruments that became effective on October 1, 2003, and is currently being interpreted to require book outs to be recorded on a net basis in operating revenues. Adoption of this standard will not have a material impact on Savannah Electric's financial statements as it affects only the classification of amounts in the Statements of Income.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires classification of certain financial instruments within its scope, including shares that are mandatorily redeemable, as liabilities. Statement No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise on July 1, 2003. In accordance with Statement No. 150, Savannah Electric reclassified $40 million of mandatorily redeemable preferred securities as liabilities effective July 1, 2003. The implementation of Statement No. 150 did not have any impact on Savannah Electric's Statements of Income and Cash Flows.

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. On October 9, 2003, the FASB issued Staff Position No. FIN 46-6, which deferred the effective date of Interpretation No. 46 until December 31, 2003 for interests held in variable interest entities or potential variable interest entities created before February 1, 2003. Current analysis indicates that the trust established by Savannah Electric to issue trust preferred securities is a variable interest entity under Interpretation No. 46 and, further, that Savannah Electric is not the primary beneficiary of the trust. If this conclusion is finalized, effective December 31, 2003, the trust assets and liabilities, including the preferred securities issued by the trust, will be deconsolidated, the investments in the trust will be reflected under the equity method, and the loans from the trust to Savannah Electric will be reflected as long-term notes payable to affiliates on the balance sheet. Based on the September 30, 2003 values, such treatment would result in an increase of approximately $1.2 million to both total assets and total liabilities. These reclassifications would not have any impact on net income or cash flow.


FINANCIAL CONDITION

Overview

Major changes in Savannah Electric's financial condition during the first nine months of 2003 included the addition of approximately $27.5 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See Savannah Electric's Condensed Statements of Cash Flows herein for further details.

Ongoing Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of Savannah Electric under "Capital Requirements for Construction," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of Savannah Electric's capital requirements for its construction program, maturing debt and environmental compliance efforts.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Sources of Capital

Savannah Electric plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings -- if needed -- will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, Savannah Electric had at September 30, 2003 approximately $2.1 million of cash and cash equivalents and $55 million of unused committed credit arrangements with banks, of which $10 million expires in 2003 and $45 million expires in 2004 and beyond. Of the unused credit arrangements expiring in 2003 and 2004, $30 million include two year term loan options executable at the expiration date. The credit arrangements provide liquidity support to some of Savannah Electric's obligations with respect to its variable rate debt and its commercial paper. Savannah Electric may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Savannah Electric and other Southern Company subsidiaries. At September 30, 2003, Savannah Electric had $9 million of outstanding commercial paper. Since Savannah Electric has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

Credit Rating Risk

Savannah Electric does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Exposure to Market Risks

Savannah Electric's market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2002 reporting period. In addition, Savannah Electric is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Savannah Electric has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Savannah Electric enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas and oil purchases. Savannah Electric has also implemented a retail fuel hedging program at the instruction of the Georgia PSC. The fair value of derivative energy contracts at September 30, 2003 was as follows:

                                            Third Quarter
                                                 2003             Year-to-Date
                                                Changes             Changes
    ---------------------------------------------------------------------------
                                                      Fair Value
    ---------------------------------------------------------------------------
                                                    (in thousands)
    Contracts beginning of period               $177                     $ 626
    Contracts realized or settled               (549)                   (1,680)
    New contracts at inception                     -                         -
    Changes in valuation techniques                -                         -
    Current period changes                        70                       752
    ---------------------------------------------------------------------------
    Contracts at September 30, 2003            $(302)                    $(302)
    ===========================================================================

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                                  Source of September 30, 2003
                                                        Valuation Prices
     --------------------------------------------------------------------------
                                              Total                Maturity
                                                        -----------------------
                                          Fair Value     Year 1       1-3 Years
     --------------------------------------------------------------------------
                                                         (in thousands)
     Actively quoted                          $(302)         $118        $(420)
     External sources                             -             -            -
     Models and other methods                     -             -            -
     --------------------------------------------------------------------------
     Contracts at September 30, 2003          $(302)         $118        $(420)
     ==========================================================================

     Unrealized gains and losses from mark to market adjustments on contracts related to the retail fuel hedging programs are recorded as regulatory assets and liabilities. At September 30, 2003, Savannah Electric had approximately $0.4 million in regulatory assets related to unrealized losses on mark to market derivative contracts associated with its fuel hedging programs. Gains and losses on contracts that do not represent hedges are recognized in the Statements of Income as incurred.

     For additional information, reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Exposure to Market Risks" of Savannah Electric in the Form 10-K and Note 1 to the financial statements of Savannah Electric in Item 8 of the Form 10-K.

Financing Activities

In February 2003, Savannah Electric sold through a public authority an aggregate principal amount of $13.87 million of variable rate Pollution Control Revenue Bonds, Series 2003 due February 1, 2038. The proceeds from this sale, together with any investment proceeds and other moneys of Savannah Electric, were used to redeem $13.87 million aggregate principal amount of Pollution Control Revenue Bonds, Series 1997. The 2003 bonds will bear interest at a rate to be determined by the auction rate process.

     In July 2003, Savannah Electric entered into a swap to hedge interest payments associated with an anticipated debt issuance planned in December 2003. The swap is for a notional amount of $25 million at a fixed interest rate of 5.025% and matures in December 2013. In addition, Savannah Electric entered into a swap to hedge interest payments associated with a variable rate bank note. The swap is for a notional amount of $20 million at a fixed interest rate of 2.06% and matures in December 2004.

     Savannah Electric plans to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

                             SOUTHERN POWER COMPANY

                                                    SOUTHERN POWER COMPANY
                                          CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                            For the Three Months               For the Nine Months
                                                            Ended September 30,                Ended September 30,
                                                            2003             2002              2003           2002
                                                            ----             ----              -----          ----
                                                                (in thousands)                   (in thousands)
Operating Revenues:
Sales for resale --
  Non-affiliates                                         $ 93,251          $ 43,458         $212,517           $ 86,300
  Affiliates                                              112,258            92,445          253,627            126,592
Contract termination                                            -                 -           80,000                  -
Other revenues                                              3,115               292            8,200                379
                                                        ---------         ---------         --------           --------
Total Operating Revenues                                  208,624           136,195          554,344            213,271
                                                        ---------         ---------         --------           --------
Operating Expenses:
Fuel                                                       49,440            50,740          104,676             71,905
Purchased power --
  Non-affiliates                                           18,399            20,489           49,959             31,214
  Affiliates                                               43,399             4,407           93,001              9,198
Other operations                                           12,362             6,597           30,597             14,999
Maintenance                                                 2,253               934            4,733              1,805
Depreciation and amortization                              11,634             6,294           26,240             11,779
Taxes other than income taxes                               3,132             1,437            6,495              2,940
                                                        ---------         ---------         --------           --------
Total operating expenses                                  140,619            90,898          315,701            143,840
                                                        ---------         ---------         --------           --------
Operating Income                                           68,005            45,297          238,643             69,431
Other Income and (Expense):
Interest expense, net of amounts capitalized              (13,587)           (3,167)         (17,930)            (4,362)
Other income (expense), net                                (1,288)           (3,375)          (1,159)            (4,595)
                                                        ---------         ---------         --------           --------
Total other income and (expense)                          (14,875)           (6,542)         (19,089)            (8,957)
                                                        ---------         ---------         --------           --------
Earnings Before Income Taxes                               53,130            38,755          219,554             60,474
Income taxes                                               12,991            11,426           77,367             19,832
                                                        ---------         ---------         --------           --------
Earnings Before Cumulative Effect of
  Accounting Change                                        40,139            27,329          142,187             40,642
Cumulative effect of accounting change --
  less income taxes of $231 thousand                            -                 -              367                  -
                                                        ---------         ---------         --------           --------
Net Income                                              $  40,139         $  27,329         $142,554           $ 40,642
                                                        =========         =========         ========           ========


























The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.


                                                        SOUTHERN POWER COMPANY
                                            CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                                2003           2002
                                                                                                ----           -----
                                                                                                   (in thousands)
Operating Activities:
Net income                                                                                  $ 142,554        $   40,642
Adjustments to reconcile net income
 to net cash provided from operating activities --
     Depreciation and amortization                                                             28,590            14,216
     Deferred income taxes and investment tax credits, net                                     11,271             5,818
     Deferred capacity revenues                                                                26,097            28,365
     Settlement of interest rate swaps on senior notes                                        (93,298)          (16,885)
     Other, net                                                                                 1,373             5,478
     Changes in certain current assets and liabilities --
        Receivables, net                                                                      (28,757)          (38,015)
        Fossil fuel stock                                                                       5,082            (3,429)
        Materials and supplies                                                                   (469)             (435)
        Other current assets                                                                  (17,133)           (6,261)
        Accounts payable                                                                       (1,792)           18,766
        Taxes accrued                                                                          17,272            16,689
        Interest accrued                                                                       (6,696)           11,581
        Other current liabilities                                                                 151              (936)
                                                                                            ---------        ----------
Net cash provided from operating activities                                                    84,245            75,594
                                                                                            ---------        ----------
Investing Activities:
Gross property additions                                                                     (277,509)       (1,062,304)
Change in construction payables, net                                                          (18,641)          (55,711)
Other                                                                                           1,146              (340)
                                                                                            ---------        ----------
Net cash used for investing activities                                                       (295,004)       (1,118,355)
                                                                                            ---------        ----------
Financing Activities:
Increase in notes payable, net                                                                 82,693           212,900
Proceeds --
  Senior notes                                                                                575,000           575,000
  Capital contributions from parent company                                                       385           275,640
Redemptions --
  Other long-term debt                                                                       (380,404)          (17,001)
Other                                                                                          (9,133)           (7,441)
                                                                                            ---------        ----------
Net cash provided from financing activities                                                   268,541         1,039,098
                                                                                            ---------        ----------
Net Change in Cash and Cash Equivalents                                                        57,782            (3,663)
Cash and Cash Equivalents at Beginning of Period                                               19,474             3,711
                                                                                            ---------        ----------
Cash and Cash Equivalents at End of Period                                                  $  77,256        $       48
                                                                                            =========        ==========
Supplemental Cash Flow Information:
Cash paid during the period for --
  Interest (net of $30,015 and $25,255 capitalized for 2003 and 2002, respectively)          $111,668           $16,885
  Income taxes (net of refunds)                                                               $60,266            $2,194
















 The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.



                                                 SOUTHERN POWER COMPANY
                                          CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                     At September 30,      At December 31,
Assets                                                                     2003                 2002
------                                                               ----------------      ---------------
                                                                                  (in thousands)
Current Assets:
Cash and cash equivalents                                             $    77,256           $    19,474
Receivables --
  Customer accounts receivable                                              6,354                 6,609
  Affiliated companies                                                     40,567                11,555
  Accumulated provision for uncollectible accounts                           (350)                 (350)
Fossil fuel stock, at average cost                                          5,949                11,031
Materials and supplies, at average cost                                     7,022                 6,553
Prepayments                                                                25,233                 8,796
Assets from risk management activities                                      1,198                 8,386
Other                                                                       2,265                 1,568
                                                                      -----------           -----------
Total current assets                                                      165,494                73,622
                                                                      -----------           -----------
Property, Plant, and Equipment:
In service                                                              1,675,675               896,163
Less accumulated provision for depreciation                                47,191                21,590
                                                                      -----------           -----------
                                                                        1,628,484               874,573
Construction work in progress                                             593,826             1,082,987
                                                                      -----------           -----------
Total property, plant, and equipment                                    2,222,310             1,957,560
                                                                      -----------           -----------
Deferred Charges and Other Assets:
Accumulated deferred income taxes                                          33,751                38,591
Unamortized debt issuance expense                                          19,195                12,177
Other                                                                       2,862                 4,026
                                                                      -----------           -----------
Total deferred charges and other assets                                    55,808                54,794
                                                                      -----------           -----------
Total Assets                                                          $ 2,443,612           $ 2,085,976
                                                                      ===========           ===========
















The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.



                                                       SOUTHERN POWER COMPANY
                                                CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                         September 30,        At December 31,
Liabilities and Stockholder's Equity                                        2003                   2002
------------------------------------                                     -------------        ---------------
                                                                                   (in thousands)
Current Liabilities:
Securities due within one year                                            $       200           $       200
Notes payable                                                                 102,681                     -
Notes payable to parent                                                           500               210,488
Accounts payable --
  Affiliated                                                                   18,638                37,748
  Other                                                                         3,199                 4,522
Taxes accrued --
  Income taxes                                                                 14,582                 3,915
  Other                                                                        10,918                 4,313
Interest accrued                                                               14,017                20,713
Other                                                                             280                 3,484
                                                                          -----------           -----------
Total current liabilities                                                     165,015               285,383
                                                                          -----------           -----------
Long-Term Debt:
Senior notes                                                                1,150,000               575,000
Other long-term debt                                                            1,685               382,089
Unamortized debt discount, net                                                 (2,625)               (1,210)
                                                                          -----------           -----------
Long-term debt                                                              1,149,060               955,879
                                                                          -----------           -----------
Deferred Credits and Other Liabilities:
Obligations under risk management activities                                        -                63,191
Deferred capacity revenues--
  Affiliated                                                                   44,734                13,075
  Other                                                                           420                 3,147
Other--
  Affiliated                                                                   15,061                15,644
  Other                                                                            86                 3,053
                                                                          -----------           -----------
Total deferred credits and other liabilities                                   60,301                98,110
                                                                          -----------           -----------
Total Liabilities                                                           1,374,376             1,339,372
                                                                          -----------           -----------
Common Stockholder's Equity:
Common stock, par value $.01 per share --
  Authorized  - 1,000,000 shares
  Outstanding - 1,000 shares                                                        -                     -
Paid-in capital                                                               921,615               731,230
Retained earnings                                                             205,031                62,477
Accumulated other comprehensive loss                                          (57,410)              (47,103)
                                                                          -----------           -----------
Total common stockholder's equity                                           1,069,236               746,604
                                                                          -----------           -----------
Total Liabilities and Stockholder's Equity                                $ 2,443,612           $ 2,085,976
                                                                          ===========           ===========















The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.



                                                SOUTHERN POWER COMPANY
                                CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)





                                                                         For the Three Months             For the Nine Months
                                                                         Ended September 30,              Ended September 30,
                                                                   ----------------------------    --------------------------------
                                                                      2003                2002        2003                  2002
                                                                   --------             -------    ----------             ---------
                                                                           (in thousands)                    (in thousands)
Net Income                                                           $ 40,139     $   27,329       $ 142,554          $   40,642
Other comprehensive loss:
  Changes in fair value of qualifying hedges, net of tax
   of $1,072, $(11,773), $(7,492), $(28,170), respectively              1,711        (25,226)        (12,276)            (51,418)
Less: Reclassification adjustment for amounts included
  in net income, net of tax of $794, $166, $910, $190, respectively     1,265            260           1,969                 298
                                                                     --------     ----------       ---------          ----------
COMPREHENSIVE INCOME                                                 $ 43,115     $    2,363       $ 132,247          $  (10,478)
                                                                     ========     ==========       =========          ==========

__________________________________________________________________________________________________________________________________






                                                SOUTHERN POWER COMPANY
                                   CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)


                                                                          At                         At
                                                                     September 30,              December 31,
                                                                          2003                     2002
                                                                     -------------             --------------
                                                                                 (in thousands)

Balance at beginning of period                                      $ (47,103)                 $     6,689
Change in current period                                              (10,307)                     (53,792)
                                                                    ---------                  -----------
BALANCE AT END OF PERIOD                                            $ (57,410)                 $   (47,103)
                                                                    =========                  ===========


__________________________________________________________________________________________________________________________________


















The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.


                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 2003 vs. THIRD QUARTER 2002
                                       AND
                     YEAR-TO-DATE 2003 vs. YEAR-TO-DATE 2002


RESULTS OF OPERATIONS

Earnings

Southern Power's net income for third quarter and year-to-date 2003 was $40.1 million and $142.5 million, respectively, compared to $27.3 million and $40.6 million for the corresponding periods of 2002. The increase in third quarter 2003 earnings of $12.8 million, or 46.9%, was due primarily to the sale of wholesale capacity and energy under new PPAs with Alabama Power and Georgia Power beginning in June 2003 for Plant Franklin Unit 2 and Plant Harris Unit 1. Additional sales to affiliated and non-affiliated companies from Plant Harris Unit 2, which also went into service in June 2003, were another factor in the increase. The year-to-date 2003 increase in earnings of $101.9 million, or 250.8%, is attributed primarily to a gain of $50 million recognized in May 2003 upon the termination of Dynegy's obligations under PPAs related to Plant Dahlberg and Plant Franklin. Reference is made to Note (N) to the Condensed Financial Statements herein for additional information regarding the termination of these PPAs. Other factors contributing to the increases for the third quarter and year-to-date 2003 were non-recurring energy sales transactions related to test period generation for units placed in service in June 2003, as well as manufacturer's tax credits from the State of Georgia related to construction of Plants Dahlberg and Wansley.

     Significant income statement items appropriate for discussion include the following:

                                                                           Increase (Decrease)
                                                      --------------------------------------------------------------
                                                              Third Quarter                   Year-To-Date
                                                      --------------------------------------------------------------
                                                       (in thousands)         %        (in thousands)          %
Sales for resale - non-affiliates................          $49,793         114.6        $  126,217          146.3
Sales for resale - affiliates.....................           19,813          21.4           127,035          100.3
Contract termination.............................                -             -            80,000            N/M
Other revenues...................................            2,823           N/M             7,821            N/M
Fuel expense.....................................           (1,300)         (2.6)           32,771           45.6
Purchased power - non-affiliates.................           (2,090)        (10.2)           18,745           60.1
Purchased power - affiliates.....................           38,992           N/M            83,803            N/M
Other operation expense..........................            5,765          87.4            15,598          104.0
Depreciation and amortization....................            5,340          84.8            14,461          122.8
Interest expense, net of amounts capitalized.....           10,420           N/M            13,568            N/M
Other income (expense), net......................            2,087          61.8             3,436           74.8

N/M  Not meaningful

                                      102

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Sales for resale - non-affiliates. In the third quarter and year-to-date 2003, revenues from sales for resale to non-affiliates were higher when compared to the corresponding periods in 2002. The reasons for these increases were additional wholesale capacity and energy sales to non-affiliates due to commercial operation of Plant Franklin Unit 1, which was not fully obligated under a long-term PPA until June 2003, and test period energy sales transactions for Plant Franklin Unit 2 and Plant Harris Units 1 and 2 which were placed into commercial operation in June 2003 and which provided some additional available capacity.

     Sales for resale - affiliates. During the third quarter and year-to-date 2003, sales for resale to affiliates increased primarily due to a full nine months of energy and capacity sales through PPAs with Georgia Power and Savannah Electric that began in June 2002. New PPAs with Alabama Power and Georgia Power that commenced in June 2003 also contributed to the increase. Revenues from sales to affiliated companies through the Southern Company system power pool ("Southern Pool") and energy sales under PPAs will vary depending on demand and the availability and cost of generating resources at each company within the Southern Pool.

     Contract termination. This revenue is the result of the May 2003 termination of Dynegy's PPAs related to Plants Dahlberg and Franklin. Reference is made to Note (N) to the Condensed Financial Statements herein for further information.

     Other revenues. In the third quarter and year-to-date 2003, the increases in other revenues are primarily attributed to scheduling and administrative fees on wholesale contracts that were not in place during the first half of 2002.

     Fuel expense. Fuel expense in the third quarter 2003 decreased slightly but increased year-to-date 2003 when compared to the same period in 2002. The third quarter 2003 decrease was the result of a reduction in generation and the utilization of lower cost purchased power to fulfill commitments. The year-to-date 2003 increase resulted from commercial operation of units at Plant Wansley and Plant Franklin Unit 1 in June 2002 as well as commercial operation of new units at Plant Franklin and Plant Harris Units 1 and 2 in June 2003.

     Purchased power - non-affiliates. The decrease in purchased power from non-affiliates during the third quarter 2003 is primarily due to the availability of lower cost energy from affiliates, primarily as a result of mild summer weather in the Southern Company's retail service territory. The year-to-date 2003 increase in purchased power from non-affiliates when compared to the corresponding period in 2002 is mainly due to the availability of market power at prices lower than Southern Power's self generation or from affiliates, and the effects of purchase power provisions in the contracts with the electric membership cooperatives, the City of Dalton, Georgia and the North Carolina Municipal Power Authority 1.

     Purchased power - affiliates. The availability of power at prices lower than Southern Power's self-generation accounted for the third quarter and year-to-date 2003 increases in purchased power from affiliates. Expenses from purchased power transactions will vary depending on demand, availability and the cost of generating resources accessible throughout the Southern Company system.

     Other operation expense. During the third quarter and year-to-date 2003, other operation expense increased when compared to the same periods in the prior year due mainly to administrative and general expenses associated with the commercial operation of units at Plant Wansley and Plant Franklin Unit 1 in June 2002 as well as commercial operation of new units at Plant Franklin and Plant Harris Units 1 and 2 in June 2003.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Depreciation and amortization. New generating units placed into service in June 2003 are the main drivers for the increases in depreciation and amortization in the third quarter. The units placed in service in June 2002 are the other significant factor in the year-to-date 2003 increase when compared to the corresponding period in 2002.

     Interest expense, net of amounts capitalized. In the third quarter and year-to-date 2003, interest expense, net of amounts capitalized increased when compared to the same periods in 2002 due to a lower percentage of interest costs being capitalized as projects have reached completion and an increase in the amount of senior notes outstanding.

     Other income (expense), net. The third quarter and year-to-date 2003 changes in this item are principally due to lower unrealized losses on derivative energy contracts during these periods as compared to the same periods in 2002. See "Exposure to Market Risks" herein for additional information on these derivative energy contracts.

Future Earnings Potential

The results of operations are not necessarily indicative of future earnings. The level of future earnings depends on numerous factors including completion of construction on new generating facilities, regulatory matters, energy sales, creditworthiness of customers, total generating capacity available in the Super Southeast and the remarketing of capacity. For additional information relating to these issues, see Item 1 - BUSINESS - The SOUTHERN System - "Risk Factors" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Southern Power in the Form 10-K.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - General" and to Note 5 to the financial statements of Southern Power in Item 8 of the Form 10-K for additional information on long-term power sales agreements and PPAs. Southern Power's PPAs with non-affiliated counterparties have provisions that require the posting of collateral or an acceptable substitute guarantee in the event that S&P or Moody's downgrades the credit ratings of such counterparty to below-investment grade, or, if the counterparty is not rated, fails to maintain a minimum coverage ratio. The PPAs are expected to provide Southern Power with a stable source of revenue during their respective terms.

     In June 2003, Southern Power placed Plant Franklin Unit 2 and Plant Harris Units 1 and 2 into commercial operation. In October 2003, Southern Power placed Plant Stanton A into commercial operation. In June 2004, Southern Power's PPA with Georgia Power will begin for Plant Harris Unit 2. PPAs for the other units became effective upon commercial operation. Southern Power also has Plant McIntosh Units 10 and 11 under construction. Reference is made to Note (Q) to the Condensed Financial Statements herein for information regarding the FERC approval process for Southern Power's PPAs with Georgia Power and Savannah Electric for Plant McIntosh Units 10 and 11. Reference is also made to Note (N) to the Condensed Financial Statements herein for information regarding the termination of PPAs between Dynegy and Southern Power. Because of the terminations of the PPAs, Southern Power is completing limited construction activities on Plant Franklin Unit 3 to preserve the long-term viability of the project. Current projections indicate completion in the 2008-2011 period. The length of the deferral period will depend on forecasted capacity needs and other wholesale market opportunities. Southern Power is also continuing to explore alternatives for their existing capacity. The final outcome of these matters cannot now be determined.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In July 2003, Southern Power entered into a five-year contract with Piedmont Municipal Power Authority (PMPA) beginning January 1, 2006. PMPA is a full requirements provider to 10 South Carolina cities. The contract is projected to yield sales of 135 megawatts in 2006, growing to 181 megawatts in the fifth year of the contract.

     Comprehensive energy legislation has been passed by both the U.S. House of Representatives and the Senate. Significant differences exist in the legislation and a joint conference is underway to formulate a compromise final bill. While the form of this final bill is not yet known, it is expected to address a number of issues related to the electric utility industry and could affect the business operations and financial condition of Southern Power.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of Southern Power in the Form 10-K for information on the development by federal and state environmental regulatory agencies of additional control strategies for emission of air pollution from all major sources of air pollution, particularly electric generating facilities. Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered.

     Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Power's business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States; in particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Southern Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Southern Power's financial statements.

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" of Southern Company in the Form 10-K for information on the formation of an RTO and the notice of proposed rulemaking regarding open access transmission service and standard electricity market design. In April 2003, the FERC issued a White Paper related to its proposed rulemaking regarding open access transmission service and standard electricity market design in an effort to respond to certain of the public comments received on the proposal. Reactions to the White Paper by certain Southeastern state regulators reflect significant continuing differences in opinion between the FERC and those state regulatory commissions over questions of jurisdiction and protection of retail customers. These significant differences between state and federal regulators create substantial uncertainty related to the ultimate approval of SeTrans because state commission approval of the transfer of operational control of the transmission assets of Southern Company and its subsidiaries is a prerequisite to the formation of SeTrans. Pending energy legislation may also impact these issues. Any impact of the FERC proposals on Southern Company and its subsidiaries will depend on the form in which final rules may be ultimately adopted; however, Southern Company's revenues, expenses, assets and liabilities could be adversely affected by changes in the transmission regulatory structure in its regional power market.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is also made to the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

Accounting Policies

Critical Policies

Southern Power's significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. Southern Power has three critical accounting policies that require a significant amount of judgment and are considered to be the most important to the presentation of Southern Power's financial position and results of operations. The first critical policy is the recognition of capacity revenues from long-term contracts at the lesser of the levelized basis or the cash collected over the contract periods. Second, Southern Power designates qualifying derivative instruments as cash flow or fair value hedges and marks such derivative instruments to market based primarily on quoted market prices. The unrealized changes in fair value of qualifying cash flow hedges are deferred in Other Comprehensive Income. Any ineffectiveness in those hedges and changes in non-qualifying positions are reported as a component of current period income. Finally, Southern Power uses flow-through accounting for state manufacturer's tax credits. This means that Southern Power recognizes the credit as a reduction of tax expense when it is more likely than not to be allowed by the Georgia Department of Revenue.

New Accounting Standards

Reference is made to Note (J) to the Condensed Financial Statements herein for information regarding the adoption of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Southern Power has no legal liability for asset retirement obligations as defined by FASB Statement No. 143. Upon adoption, Southern Power recorded a cumulative effect of change in accounting principle of $0.6 million, representing previously accrued removal costs.

     FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which further amends and clarifies the accounting and reporting for derivative instruments became effective generally for financial instruments entered into or modified after June 30, 2003. Current interpretations of Statement No. 149 indicate that certain electricity forward transactions subject to unplanned netting (including those typically referred to as "book outs") may not continue to qualify as cash flow hedges. This conclusion is subject to ongoing discussions with the FASB and may change. Southern Power's forward electricity contracts continue to qualify for the normal sales exception and are recorded on an accrual basis. The implementation of Statement No. 149 did not have a material effect on Southern Power's financial statements.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In July 2003, the EITF reached a consensus on Issue No. 03-11, which addresses the reporting of realized gains and losses on derivative instruments that became effective on October 1, 2003, and is currently being interpreted to require book outs to be recorded on a net basis in operating revenues. Adoption of this standard will not have a material impact on Southern Power's financial statements as it affects only the classification of amounts in the Statements of Income.


FINANCIAL CONDITION AND LIQUIDITY

Overview

The major change in Southern Power's financial condition during the first nine months of 2003 was the addition of approximately $278 million to utility plant related to on-going construction of Southern Power's combined-cycle units. The funds for these additions were provided by Southern Power's credit facility, commercial paper program, subordinated loans from Southern Company, the Series C Senior Notes issued in July 2003 and ongoing operations. See Southern Power's Condensed Statements of Cash Flows herein for further details.

Ongoing Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Requirements for Construction" and "Other Capital Requirements" of Southern Power in the Form 10-K for a description of Southern Power's capital requirements for its construction program, maturing debt, purchase commitments and long-term service agreements.

Financing Activities

During the first nine months of 2003, Southern Power repaid subordinated loans from Southern Company of approximately $20 million, net of additional borrowings. In March 2003, $190 million of notes payable to Southern Company were converted to a capital contribution from Southern Company. Reference is made to Note 7 in Southern Power's Form 10-K for information regarding its unsecured revolving credit facility and subordinated loans from Southern Company. Effective April 2003, the credit facility for Southern Power was reduced to $650 million to reflect lower short-term borrowing needs. In September 2003, the SEC approved Southern Power's payment of dividends in an amount up to $190 million to Southern Company from capital surplus. The first such dividend of $77 million, recorded as a reduction of paid-in capital, was made in October 2003. Equity contributions and subordinated loans from Southern Company are projected to total approximately $850 million to Southern Power by the end of 2003. No additional dividends are projected to be paid in 2003.

     In July 2003, Southern Power issued $575 million of 4.875% Senior Notes, Series C due July 15, 2015. The proceeds from the sale were used to repay a substantial portion of existing short-term indebtedness, to settle interest rate hedges associated with this financing and for general corporate purposes. Reference is made to Note (L) to the Condensed Financial Statements herein for information regarding these hedges.

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Sources of Capital

Southern Power's current liabilities frequently exceed current assets because of the continued use of short-term debt as an interim funding source for Southern Power's ongoing construction program and the seasonality of the electricity business. In February 2003, Southern Power initiated a commercial paper program to fund a portion of the construction costs of new generating facilities. The amount of commercial paper initially represented about 45% of total debt, but is forecasted to decline to less than 20% at year-end 2005. Southern Power's strategy is to refinance most of such short-term borrowings with long-term securities following commercial operation of the generating facilities. At September 30, 2003, Southern Power had outstanding $102.7 million in commercial paper. Reference is made to Note 7 to the financial statements of Southern Power in Item 8 of the Form 10-K for additional information relating to the commercial paper program.

     To meet liquidity and capital resource requirements, Southern Power had at September 30, 2003 approximately $650 million of unused committed credit arrangements with banks expiring in 2006. This line also provides liquidity support for Southern Power's commercial paper program (as discussed above). Amounts drawn under the arrangements are used to finance acquisition and construction costs related to gas-fired electric generating facilities and for general corporate purposes, subject to borrowing limitations for each generating facility. The arrangements permit Southern Power to fund construction of future generating facilities upon meeting certain requirements. Financing of construction at the McIntosh facility is subject to FERC approval of the related PPAs. Reference is made to Note (Q) to the Condensed Financial Statements herein for information regarding the FERC approval process for Southern Power's PPAs with Georgia Power and Savannah Electric for Plant McIntosh Units 10 and 11. Southern Power also has access to loans from Southern Company to meet any additional Plant McIntosh funding needs should other funding sources not be adequate.

Credit Rating Risk

Southern Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain physical electricity sale contracts and fixed-price physical gas purchases that could require collateral -- but not accelerated payment -- in the event of a credit rating change to below investment grade. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash. At September 30, 2003, the maximum potential collateral requirements under the electricity sale contracts and financial instrument agreements were approximately $159 million. At September 30, 2003, there were no material collateral requirements for the gas purchase contracts.

Exposure to Market Risks

Southern Power is exposed to market risks, including changes in interest rates, certain commodity prices and, occasionally, currency exchange rates. To manage the volatility attributable to these exposures, Southern Power nets the exposure to take advantage of natural offsets and enters into various derivative transactions for the remaining exposure pursuant to approved risk management policies in areas such as counterparty exposure and hedging practices. Southern Power's policy is that derivatives are to be used primarily for hedging purposes. Derivative positions are monitored using techniques that include market valuation and sensitivity analysis.

     Southern Power has no outstanding variable rate long-term debt. To mitigate Southern Power's exposure to interest rates, it entered into interest rate swaps that were designated as cash flow hedges of interest payments

                             SOUTHERN POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

arising from the 2003 planned issuance of senior notes. Changes in the fair values of these swaps are deferred in Other Comprehensive Income. Upon the issuance of the senior notes in July 2003, the swaps were settled at a loss of approximately $93.3 million that is being amortized to expense over the appropriate periods. Reference is made to Note (L) to the Condensed Financial Statements herein for additional information. Based on Southern Power's overall interest rate exposure at September 30, 2003, including derivatives and other interest-rate sensitive instruments, a near-term 100 basis-point change in interest rates would not materially affect Southern Power's financial statements. In addition, Southern Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Because energy from Southern Power's facilities is primarily sold under long-term contracts with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the PPA counterparties, Southern Power's exposure to market volatility in commodity fuel prices and prices of electricity is limited. To mitigate residual risks in those areas, Southern Power enters into fixed-price contracts for the purchase or sale of fuel and electricity. In connection with the transfers of Plant Franklin in 2001 and Plant Wansley in 2002 to Southern Power, Georgia Power transferred approximately $5.6 million and $1.6 million, respectively, in derivative assets relating to electric and gas forward contracts in effect at the date of the transfers. These contracts were recorded at fair value on the date of the transfer, which was equal to Georgia Power's carrying amount. Following the transfer, these contracts were marked to market through the Statement of Income until realized and settled in August 2003.

     In prior years, to reduce its exposure to fluctuations in the exchange rate for Euros, Southern Power entered into forward Euro purchase contracts designated as fair value hedges of certain firm equipment purchase commitments that required payment in Euros. As of May 2003, all Euro payments have been made and the resulting gains associated with the hedges effectively reduced the purchase price of the equipment, which is included in plant-in-service or construction work in progress.

     Unrealized gains and losses on electric and gas contracts qualifying as cash flow hedges of anticipated purchases and sales are deferred in Other Comprehensive Income. Unrealized gains and losses on contracts that do not qualify as cash flow hedges are recognized in the Statements of Income as incurred. For the three months ended September 30, 2003 and 2002, approximately $1.3 million and $2.3 million, respectively, of losses were recognized in Other Income in the Statements of Income. For the nine months ended September 30, 2003 and 2002, approximately $1.2 million and $4.9 million, respectively, of losses were recognized in Other Income in the Statements of Income. Realized gains and losses on hedged transactions are recognized in revenues and/or fuel expense in the Statements of Income as incurred. The fair values of derivative energy contracts recognized on the balance sheet at September 30, 2003 were as follows:

                                           Third Quarter
                                              2003             Year-to-Date
                                             Changes             Changes
     ------------------------------------------------------------------------
                                                   Fair Value
     ------------------------------------------------------------------------
                                                 (in thousands)
    Contracts beginning of period         $  (704)                $3,864
    Contracts realized or settled             (26)                (3,516)
    New contracts at inception                  -                      -
    Current period changes                  1,648                    570
     -----------------------------------------------------------------------
    Contracts at September 30, 2003       $   918                 $  918
    ========================================================================

At September 30, 2003, all of these contracts are based on actively quoted market prices.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                       FOR
                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY
                             SOUTHERN POWER COMPANY


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


   Registrant                 Applicable Notes

   Southern Company           A, B, C, D, E, F, G, H, I, J, K, L, M, N, O, S, T

   Alabama Power              A, E, F, H, I, J, L, M, O

   Georgia Power              A, E, G, H, I, J, L, M, O, P, Q

   Gulf Power                 A, E, H, I, J, L, M

   Mississippi Power          A, E, H, J, M, N, R, S

   Savannah Electric          A, E, H, J, L, M, Q

   Southern Power             A, E, J, L, N, P, Q

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY
                             SOUTHERN POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended September 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.
         Certain prior period amounts have been reclassified to conform to current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B) Reference is made to Note 11 to the financial statements of Southern Company in Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - General" of Southern Company in Item 7 of the Form 10-K for information on the spin-off of Mirant from Southern Company.

         On July 14, 2003, Mirant filed for voluntary reorganization under Chapter 11 of the Federal Bankruptcy Code. Southern Company has certain contingent liabilities associated with Mirant. Reference is made to
         Note 9 under "Guarantees" to the financial statements of Southern Company in Item 8 of the Form 10-K for information regarding Southern Company's guarantees of contractual commitments made by Mirant's subsidiaries. At September 30, 2003, the total notional amount of guarantees outstanding was less than $30 million.

         Reference is also made to Note (E) herein for information regarding various lawsuits related to Mirant and guarantees related to Mobile Energy. Reference is also made to Note 6 to the financial statements of Southern Company in Item 8 of the Form 10-K for information regarding joint and several liability with Mirant in connection with the joint consolidated federal income tax return. As discussed in Note (C) below, the IRS has completed its audits of the consolidated federal income tax returns through 1999. Under the terms of the separation agreement, Mirant agreed to indemnify Southern Company for costs associated with these lawsuits, Mobile Energy guarantees and additional IRS assessments. The impact of Mirant's bankruptcy filing on Mirant's indemnity obligations, if any, cannot now be determined. If Southern Company is ultimately required to make any payments related to these potential obligations, Mirant's indemnification obligation to Southern Company would represent an unsecured pre-bankruptcy claim, subject to compromise pursuant to Mirant's final reorganization plan.

         On April 30, 2003, Mirant filed its Annual Report on Form 10-K for the year ended December 31, 2002. This filing included Mirant's restated financial statements for the years ended December 31, 2001 and 2000. Mirant's restated net income for 2001 and 2000 decreased by $159 million and $29 million, respectively. Mirant also announced that it is preparing revised quarterly financial statements for 2001 and expects to provide the quarterly results as soon as possible. Southern Company owned 100% of Mirant through September 2000 and 80% between October 2000 and April 2, 2001. Due to Southern Company's spin-off of Mirant on April 2, 2001, Southern Company's financial statements reflect its share of Mirant's net income as discontinued operations. The effect of these restatements on Southern Company's financial statements, if any, cannot be determined until Mirant's 2001 revised quarterly financial statements are filed. The impact of the bankruptcy filing on the timing of filing 2001 revised quarterly financial statements, if any, cannot now be determined.

(C) Reference is made to Note 1 under "Leveraged Leases" and Note 6 to the financial statements of Southern Company in Item 8 and MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - General" in Item 7 of the Form 10-K.

         As a large corporate taxpayer, Southern Company undergoes audits by the IRS for each of its tax years. The IRS has completed its audits of Southern Company's consolidated federal income tax returns for all years through 1999. As part of the audit for the 1996-1999 tax years, the IRS reviewed Southern Company's four international leveraged lease transactions. Based on its review, the IRS proposed to disallow the tax losses associated with one of these transactions, resulting in an additional tax payment of approximately $30 million, including interest, to the IRS. To finalize the audit and eliminate any additional interest charges, Southern Company made this payment to the IRS in May 2003 and has filed a refund claim for this amount. Notwithstanding the position taken by the IRS, Southern Company continues to believe that the transaction remains a valid lease for U.S. tax purposes and, accordingly, will vigorously contest the proposed disallowance. Southern Company has accounted for the payment as a deposit. If Southern Company is not successful in its defense of the tax treatment for this transaction, it would also affect the timing of the related revenue recognition for book purposes. A cumulative effect adjustment would be required to reduce net income based on the revised cash flows as a result of the changes in the allowed tax deductions.

         The IRS did not disallow any tax losses or make any other adjustments for the 1996-1999 period with respect to any of Southern Company's other lease transactions. However, there can be no assurance that subsequent IRS audits would not raise similar disallowance issues.

         The ultimate outcome of these matters cannot now be determined.

(D) Southern Company has investments in two entities that produce synthetic fuel and receive tax credits. In April 2001, Southern Company acquired a 30% membership interest in Alabama Fuel Products, LLC (AFP). In 1998, Southern Company acquired a 24.975% limited partnership interest in Carbontronics Synfuels Investors, L.P. (Carbontronics). At September 30, 2003, Southern Company's total investment in these entities was approximately $32 million.

       On June 30, 2003, the IRS issued an announcement that suspended the issuance of new private letter rulings and indicated that it might also revoke existing private letter rulings on tax credits for synthetic fuels pursuant to IRC Section 29 pending a review of the scientific validity of test procedures and results that have been presented as evidence that a significant chemical change occurred in such synthetic fuel. On October 29, 2003, the IRS announced that it has completed its review and has determined that the test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner. The IRS stated that the processes they approved do not produce the level of chemical change required by IRC Section 29, but they will, nevertheless, resume issuing private letter rulings. The IRS will require taxpayers applying for future rulings to implement and maintain certain sampling and quality control procedures, as well as additional documentation and record retention procedures. The IRS also plans to extend these procedures to taxpayers already holding rulings on the issue of significant chemical change.

       On October 30, 2003, the Senate Permanent Subcommittee on Investigations announced that it has begun a separate investigation of the synthetic fuel industry and its producers for potential abuses of these tax credits.

       The IRS is currently auditing AFP for tax years 1999 and 2000 and, prior to the October announcement discussed above, had released an analysis report prepared by its chemical expert that challenges the existence of significant chemical change at AFP. The IRS is also currently auditing Carbontronics for tax years 2000 and 2001. From the inception of Southern Company's investment in these entities through September 30, 2003, Southern Company has recognized through income approximately $250 million (net of approximately $37 million reserved) in tax credits related to its share of the synthetic fuel production at these entities.

       Both entities have private letter rulings from the IRS that concluded significant chemical change occurred based on the procedures and results submitted. In addition, both entities regularly use independent laboratories and experts to test for chemical change. These tests replicated significant chemical changes consistent with the procedures submitted with the private letter rulings. Southern Company has relied on these private letter rulings and believes that the test results presented in connection with such private letter rulings are valid, and that the entities have operated in compliance with their respective private letter rulings and IRC Section 29. The ultimate outcome of these matters cannot now be determined.

(E) Reference is made to Note 3 to the financial statements of Southern Company, the operating companies and Southern Power in Item 8 and to "Legal Proceedings" in Item 3 of the Form 10-K for information relating to various lawsuits and other contingencies.

         MIRANT LITIGATION

         ERISA

         On April 17, 2003, a retired employee of Mirant filed a complaint in the United States District Court for the Northern District of Georgia alleging violations of the Employee Retirement Income Security Act and naming as defendants Mirant, Southern Company, several current and former directors and officers of Mirant and/or Southern Company, and "Unknown Fiduciary Defendants 1-100." The plaintiff seeks to represent a purported class consisting of individuals who were participants in or beneficiaries of two Mirant employee benefit plans and their predecessor plans (the "Plans") at any time between January 1, 2000, and the filing of the complaint whose plan accounts included investments in Mirant common stock or the "Mirant Corporation Stock Fund." The complaint alleges that the defendants misled participants in the Plans by concealing Mirant's alleged "participation in the illegal manipulation of energy prices in California during 2000 and 2001 as well as other irregular and unlawful accounting manipulations tied to energy trading" and seeks unspecified monetary damages. On June 3, 2003, a substantially similar complaint was filed in the United States District Court for the Northern District of Georgia. Neither complaint contains any specific allegations of wrongdoing with respect to Southern Company. On September 2, 2003, the United States District Court for the Northern District of Georgia consolidated all pending and future ERISA actions arising out of the same facts, and the plaintiffs filed a consolidated amended ERISA complaint on September 23, 2003. The plaintiffs seek to represent a class of persons who were participants in or beneficiaries of certain Mirant Employee Savings Plans between September 27, 2000, and July 22, 2003. The consolidated amended complaint alleges that the defendants breached their fiduciary duties and violated ERISA by failing to investigate whether Mirant stock was a prudent investment for the plans, by continuing and promoting Mirant stock as an investment alternative for participants in the plans, and by failing to disclose information about Mirant's financial condition and about its improper activities in the California energy markets. Southern Company denies any wrongdoing and intends to defend this action.

         Securities

         Reference is made to Note 3 under "Mirant Securities Litigation" of Southern Company in Item 8 of the Form 10-K. In this consolidated securities action, the remaining claims are based on alleged false statements and omissions in Mirant's prospectus for its initial public offering and accounting-related issues previously disclosed by Mirant. Such claims seek to impose liability on Southern Company based on allegations that Southern Company was a "control person" as to Mirant prior to the spin-off date. Southern Company filed an answer to the consolidated amended class action complaint on September 3, 2003, and discovery began on that date. Plaintiffs have also filed a motion for class certification. Under certain circumstances, Southern Company will be obligated under its Bylaws to indemnify the four current and/or former Southern Company officers who served as directors of Mirant at the time of its initial public offering through the date of the spin-off and are also named as defendants in this lawsuit.

         Bankruptcy Impacts

         The Bankruptcy Code automatically stays all litigation as to Mirant. On September 23, 2003, a motion was filed with the bankruptcy court requesting an extension of this automatic stay to all other non-debtor defendants, including Southern Company and the named current and/or former Southern Company officers. On October 23, 2003, the bankruptcy court entered an order authorizing Southern Company's insurance companies to pay related defense costs. On November 5, 2003, the bankruptcy court granted the motion to extend the automatic stay, and the ERISA and Securities Litigation is therefore stayed until further order from the bankruptcy court.

         The final outcome of these matters cannot now be determined.

         NEW SOURCE REVIEW ENFORCEMENT ACTIONS

         Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS -- "Environmental Matters" in Item 7 and Note 3 to the financial statements of each registrant (except Southern Power) under "New Source Review Enforcement Actions" in Item 8 of the Form 10-K. On August 8, 2003, the EPA filed a petition for rehearing en banc with the U.S. Court of Appeals for the Eleventh Circuit ("Court of Appeals") regarding the Court of Appeals' June 24, 2003 order which held that the court did not have jurisdiction to decide the TVA appeal because the challenged Administrative Compliance order did not constitute final agency action. On September 16, 2003, the Court of Appeals denied the EPA's petition for rehearing. The EPA has ninety (90) days to petition the United States Supreme Court for certiorari review of the Court of Appeals' order. On September 23, 2003, the EPA and Alabama Power jointly notified the Alabama district court of the Court of Appeals' denial of the EPA's petition for rehearing en banc, and they jointly requested that the court keep that case stayed until the time for filing a petition for certiorari with the United States Supreme Court expires. On October 6, 2003, the Alabama district court granted their request and continued the stay for an additional ninety (90) days. At this time, no party to the case in the federal district court in Atlanta, Georgia against Georgia Power and Savannah Electric, which was administratively closed two years ago, has asked the court to reopen that case. The final outcome of these matters cannot now be determined.

         Since the inception of the New Source Review proceedings against Georgia Power, Alabama Power and Savannah Electric, the EPA has also been proceeding with similar New Source Review enforcement actions against other utilities, involving many of the same legal issues. During the third quarter of 2003, district courts addressing these cases have issued opinions which reached conflicting conclusions.

         MOBILE ENERGY BANKRUPTCY PETITION

         Reference is made to Note 3 to the Southern Company financial statements in Item 8 of the Form 10-K. In July 2003, Mobile Energy received the necessary approval of its plan of reorganization under PUHCA. On September 23, 2003, the U.S. Bankruptcy Court confirmed the plan of reorganization. The plan of reorganization is expected to become effective before the end of 2003, and, pursuant to the plan, Southern Company's equity interest in Mobile Energy will be extinguished. The reorganization does not impact Southern Company's outstanding guarantees of certain potential obligations of Mobile Energy that represent a maximum contingent liability of $19 million at September 30, 2003. By their terms, these guarantees terminate in 2019 and 2021. Under an obligation that is secured by a priority interest in Mobile Energy's assets, Mobile Energy agreed to indemnify Southern Company for any amounts that may be paid under these guarantees. The ultimate effect of the guarantees on Southern Company cannot now be determined.

         PLANT WANSLEY ENVIRONMENTAL LITIGATION

         Reference is made to Item 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of Georgia Power in the Form 10-K and to Note 3 to the financial statements of Southern Company and Georgia Power under "Plant Wansley Litigation" in Item 8 of the Form 10-K. On June 19, 2003, the court granted Georgia Power's motion to dismiss the allegations regarding hazardous air pollutants and denied Georgia Power's motion to dismiss the allegations regarding emission offsets. Discovery is ongoing and no trial date has been set. The final outcome of this matter cannot now be determined.

         RACE DISCRIMINATION LITIGATION

         Reference is made to Note 3 under "Race Discrimination Litigation" of Southern Company and Georgia Power in Item 8 of the Form 10-K. On March 31, 2003, the United States District Court for the Northern District of Georgia granted summary judgment in favor of the defendants on all claims raised by all of the seven named plaintiffs. On April 28, 2003, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit challenging these adverse summary judgment rulings, as well as the District Court's October 2001 ruling denying class certification. In addition, plaintiffs appealed some adverse rulings on discovery issues. Both parties have filed their respective briefs with the Eleventh Circuit Court of Appeals, and they are awaiting the determination of the Court of Appeals. The final outcome of the case cannot now be determined.

         RIGHT OF WAY LITIGATION

         Reference is made to Note 3 under "Right of Way Litigation" of Southern Company, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric in Item 8 of the Form 10-K. With respect to one lawsuit brought by landowners regarding the installation and use of fiber optic cable over Gulf Power rights of way located on the landowners' property, on November 7, 2003, the Second Circuit Court in Gadsden County Florida ruled in favor of the plaintiff's motion for partial summary judgment. The question of damages, if any, will be decided at a future trial. In the event of an adverse verdict on damages, Gulf Power could appeal the verdicts on both liability and damages. Management of Southern Company and its subsidiaries believe that the defendant companies in this and other similar litigation have complied with applicable laws. An adverse outcome in these matters could result in substantial judgments; however, the final outcome cannot now be determined.

(F) Reference is made to Note 3 to the financial statements of Southern Company and Alabama Power in Item 8 of the Form 10-K for information relating to Alabama Power's retail rate adjustment procedures. In June 2003, Alabama Power began buying power under a seven-year PPA with Southern Power for 615 megawatts of capacity annually from Plant Harris. In addition, Alabama Power also began buying power under a seven-year PPA with a third party for 630 megawatts; one-half of which became available in June 2003, with the remainder scheduled to be available beginning in June 2004. Both PPAs have been certificated by the Alabama PSC. As a result, Alabama Power's retail rates were adjusted beginning July 2003 by approximately 2.6% under Rate CNP (Certificated New Plant), which allows Alabama Power to recover costs associated with certificated new plants including PPAs.

(G) In May 2003, Georgia Power filed for a fuel cost recovery rate increase. On August 19, 2003, the Georgia PSC issued an order approving a stipulation reached by Georgia Power, the Consumers' Utility Counsel Division, Georgia Textile Manufacturers Association, Georgia Industrial Group and the Staff of the Georgia PSC. The stipulation allows Georgia Power to increase customer fuel rates to recover existing under-recovered deferred fuel costs over the period of October 1, 2003 through March 31, 2005, as well as future projected fuel costs. The new fuel rate represents an average annual increase in rates paid by customers of approximately 1.6%.

(H) Reference is made to Note 1 under "Regulatory Assets and Liabilities" to the financial statements of Southern Company and each of the operating companies in Item 8 of the Form 10-K. The operating companies are subject to the provisions of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if any other assets have been impaired.

(I) Reference is made to Note 9, Note 4 and Note 4 under "Guarantees" to the financial statements of Southern Company, Georgia Power and Gulf Power, respectively, in Item 8 of the Form 10-K for information regarding guarantees of loans to residential customers for heat pump purchases. As of September 30, 2003, the total outstanding loans guaranteed by all of the operating companies was $12.6 million, of which Georgia Power is responsible for $10.2 million and Gulf Power is responsible for $0.7 million. Total loan loss reserves of $3.2 million ($2.1 million for Georgia Power and $0.2 million for Gulf Power) have been recorded.

         In addition, further reference is made to Note 4 for Alabama Power and Georgia Power relating to certain obligations incurred in connection with outstanding debt of SEGCO. In May 2003, SEGCO issued an additional $50 million in senior notes. Alabama Power guaranteed the debt obligation and in October 2003, Georgia Power agreed to reimburse Alabama Power for the pro rata portion of such obligation corresponding to its then proportionate ownership of stock of SEGCO if Alabama Power is called upon to make such payment under its guaranty.

(J)      Effective January 1, 2003, Southern Company adopted FASB Statement
         No. 143, "Accounting for Asset Retirement Obligations."  Statement
         No. 143 establishes new accounting and reporting standards for legal obligations associated with the ultimate costs of retiring long-lived assets. The ultimate costs for an asset's future retirement must be recorded in the period in which the liability is incurred. The costs must be capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Additionally, Statement No. 143 does not permit the continued accrual of future retirement costs for long-lived assets which the company does not have a legal obligation to retire. However, the operating companies have discussed the financial statement impacts of Statement No. 143 with their respective PSCs and will continue to recognize the accumulated removal costs for other obligations as part of accumulated depreciation. As of September 30, 2003, amounts recorded in Accumulated Depreciation that represent regulatory liabilities related to such removal costs totaled $1.3 billion, consisting of $571 million, $418 million, $149 million, $78 million and $36 million for Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric, respectively.

         The operating companies had no cumulative effect to net income resulting from the adoption of Statement No. 143. As a result, Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric recorded regulatory assets (liabilities) of $(71) million, $21 million, $0.9 million, $0.6 million and $2.4 million, respectively, as of January 1, 2003. The regulatory liability for Alabama Power is reflected in the balance sheets under "Asset retirement obligation regulatory liability." The regulatory assets of the other operating companies are reflected in the balance sheets under either "Asset retirement obligation regulatory asset" or in "Other" under "Deferred Charges and Other Assets." Southern Power recorded a cumulative effect adjustment to income upon adoption of $0.6 million ($0.4 million after taxes), representing removal costs previously accrued.

         The liability recognized to retire long-lived assets primarily relates to Southern Company's nuclear facilities, which include Alabama Power's Plant Farley and Georgia Power's ownership interests in Plants Hatch and Vogtle. The fair value of assets legally restricted for settling retirement obligations related to these assets as of September 30, 2003 is $345 million, $394 million and $739 million for Alabama Power, Georgia Power and Southern Company, respectively. In addition, the operating companies have retirement obligations related to various landfill sites, ash ponds and underground storage tanks. The operating companies have also identified retirement obligations related to certain transmission and distribution facilities. However, liabilities for the removal of these transmission and distribution assets will not be recorded because no reasonable estimate can be made regarding the timing of the obligations. The operating companies will continue to recognize in the income statement their ultimate removal costs in accordance with each company's respective regulatory treatment. Any difference between costs recognized under Statement No. 143 and those reflected in rates will be recognized as either a regulatory asset or liability.

         Alabama Power has revised the estimated cost to retire Plant Farley as a result of a new site-specific decommissioning study completed in April 2003. The effect of the revision is an increase of $34.5 million for the Statement No. 143 liability included in "Asset Retirement Obligations" with a corresponding increase in property, plant and equipment. Based on the new study, the estimated site study decommissioning costs are $955 million ($892 million for radiated structures plus $63 million for non-radiated structures) and the ultimate decommissioning costs are $2,529 million ($2,349 million for radiated structures plus $180 million for non-radiated structures). In September 2003, Alabama Power filed an application with the NRC to extend the operating license for Plant Farley for 20 additional years. For additional information, see Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K.

         Georgia Power expects to complete new site-specific decommissioning studies for Plants Hatch and Vogtle prior to December 31, 2003.

         The following table reflects the details of the Asset Retirement Obligations included in the balance sheets.

                                    Balance at    Liabilities    Liabilities                     Cash Flow      Balance at
                                     12/31/02     Incurred         Settled        Accretion      Revisions       09/30/03
                                     --------     --------         -------        ---------      ---------       --------
                                                                (in millions)
         Alabama Power               $   -           $301.0          $-           $ 17.8           $34.5           $353.3
         Georgia Power                   -            469.1           -             23.0             -              492.1
         Gulf Power                      -              4.0           -              0.2             -                4.2
         Mississippi Power               -              1.0           -                -             -                1.0
         Savannah Electric               -              3.2           -              0.2             -                3.4

         Southern Company            $   -           $778.3          $-            $41.2           $34.5           $854.0



         The following table represents pro-forma asset retirement obligations as if Statement No. 143 had been adopted on January 1, 2002.

                                                   At December 31,
                                         -----------------------------------
                                           2002                        2001
                                           ----                        ----
                                                   (in millions)
         Alabama Power                     $301.0                    $281.3
         Georgia Power                      469.1                     440.1
         Gulf Power                           4.0                       3.7
         Mississippi Power                    1.0                       0.9
         Savannah Electric                    3.2                       2.7
         Southern Company                  $778.3                    $728.7

         The adoption of FASB Statement No. 143 has been treated as a non-cash transaction for purposes of the Statements of Cash Flows.

(K) Reference is made to Note 1 under "Stock Options" and Note 7 under "Stock Option Plan" to the financial statements of Southern Company in
         Item 8 of the Form 10-K for information regarding non-qualified employee stock options provided by Southern Company. Southern Company accounts for options granted in accordance with Accounting Principles Board Opinion No. 25; thus, no compensation expense is recognized because the exercise price of all options granted equaled the fair market value on the date of the grant. The estimated fair values of stock options granted during the three-month and nine-month periods ending September 30, 2003 and 2002 have been derived using the Black-Scholes stock option pricing model. The following table shows the assumptions and the weighted average fair values of these stock options:

                                                              Three Months   Three Months        Nine           Nine
                                                                  Ended          Ended          Months         Months
                                                                September      September        Ended           Ended
                                                                30, 2003       30, 2002     September 30,     September
                                                                                                 2003         30, 2002
                                                              -------------- -------------- --------------- --------------
        Interest Rate                                             3.1%           3.0%           2.7%           4.0%
        Average expected life of stock options (in years)
                                                                  4.3            4.3            4.3            4.3
        Expected volatility of common stock                      21.7%          25.9%          23.6%          26.1%
        Expected annual dividends on common stock               $1.40          $1.37          $1.37          $1.34
        Weighted average fair value of stock options
            granted                                             $3.38          $3.57          $3.59          $3.37


         The pro forma impact of fair-value accounting for options granted on net income is as follows:

                                             As Reported           Pro Forma
                                          ------------------------------------
 Three Months Ended September 30, 2003
      Net income (in millions)                 $619                  $614
      Earnings per share (dollars):
          Basic                                $0.85                 $0.84
          Diluted                              $0.84                 $0.83
 Three Months Ended September 30, 2002
      Net income (in millions)                 $595                  $590
      Earnings per share (dollars):
          Basic                                $0.84                 $0.83
          Diluted                              $0.83                 $0.82
 Nine Months Ended September 30, 2003
      Net income (in millions)                 $1,349                $1,336
      Earnings per share (dollars):
          Basic                                $1.86                 $1.84
          Diluted                              $1.85                 $1.83
 Nine Months Ended September 30, 2002
      Net income (in millions)                 $1,151                $1,136
      Earnings per share (dollars):
          Basic                                $1.63                 $1.61
          Diluted                              $1.62                 $1.60

        Diluted Earnings Per Share

                                            Three Months Ended  Three Months Ended     Nine Months        Nine Months
                                            September 30, 2003  September 30, 2002        Ended              Ended
                                                                                      September 30,    September 30, 2002
        (in thousands)                                                                    2003
        ----------------------------------- ------------------- ------------------- ------------------ -------------------
        As Reported Shares                          729,816              710,647            724,462            705,946
        Effect of options                             5,039                5,817              5,208              5,400
        Diluted Shares                              734,855              716,464            729,670            711,346

(L) In addition to the fixed price electric and gas contracts used to mitigate exposure to volatile energy prices (see "Exposure to Market Risks" in MANAGEMENT'S DISCUSSION AND ANALYSIS herein), Southern Company and certain of its subsidiaries enter into interest rate swaps and treasury rate locks (together "derivatives") to hedge exposure to interest rate changes. Derivatives related to fixed rate securities are accounted for as fair value hedges; derivatives related to variable rate securities or forecasted transactions are accounted for as cash flow hedges. The derivatives are generally structured to mirror the terms of the hedged debt instruments; therefore, no material ineffectiveness has been recorded in earnings. As of September 30, 2003, the following swaps were outstanding:


         Fair Value Hedges
                                  ---------------------------------------------------------------------------------------------
                                     Notional      Fixed Rate      Variable Rate       Maturity             Fair Value
                                      Amount        Received           Paid              Date           September 30, 2003
         ----------------------------------------------------------------------------------------------------------------------

         Southern Company         $400 million         5.3%      6-month LIBOR      February 2007            $33.3 million
                                                                 (in arrears)
                                                                 less 0.103%
         ----------------------------------------------------------------------------------------------------------------------

         Southern Company         $40 million          7.63%     6-month LIBOR      December 2009             $1.4 million
                                                                 (in arrears)
                                                                 plus 2.92%
         Cash Flow Hedges
                                 ---------------------------------------------------------------------------------------------
                                                                 Weighted Average
                                                  Variable Rate     Fixed Rate
                                    Notional        Received           Paid             Maturity            Fair Value
                                     Amount                                               Date          September 30, 2003
         ---------------------------------------------------------------------------------------------------------------------

         Variable Rate
         Securities
         ---------------------------------------------------------------------------------------------------------------------

         Southern Company        $200 million     1-month LIBOR  3.1975%            June 2004             $(3.0) million

         Alabama Power           $350 million     3-month        3.015%             December 2003         $(1.5) million
                                                  LIBOR plus
                                                  0.12%

         Alabama Power           $486 million     BMA Index      1.6254%            January 2004          $(1.0) million

         Alabama Power           $486 million     BMA Index      1.9923%            January 2007          $3.2 million

         Alabama Power           $195 million     3-month LIBOR  1.89%              April 2006            $1.7 million

         Georgia Power           $250 million     3-month        1.96%              February 2005         $(1.5) million
                                                  LIBOR plus
                                                  0.125%
         Georgia Power           $50 million      3-month        1.56%              January 2005          $0
                                                  LIBOR plus
                                                  0.10%
         Georgia Power           $873 million     BMA Index      1.39%              December 2004         $(1.9) million

         Savannah Electric       $20 million      3-month        2.06%              December 2004         $(0.1) million
                                                  LIBOR plus
                                                  0.375%
         -----------------------------------------------------------------------------------------------------------------

         Forecasted Transactions
         -------------------------------------------------------------------------------------------- --------------------
         Alabama Power           $350 million     3-month LIBOR  2.35%              December 2006         $2.2 million

         Savannah Electric       $25 million      3-month LIBOR  5.03%              December 2013         $(1.1) million

         In July 2003, Southern Power completed the issuance of $575 million of 4.875% senior notes due July 15, 2015. In connection with the issuance of these notes, Southern Power settled $500 million of interest rate swaps and incurred a loss of $93.3 million which is reflected in Other Comprehensive Income.

         Also in July 2003, Gulf Power completed the issuance of $60 million of 4.35% senior notes due July 15, 2013. In connection with the issuance of these notes, Gulf Power settled $60 million of interest rate swaps and incurred a loss of $3.3 million which is reflected in Other Comprehensive Income.

         In September 2003, Georgia Power completed the issuance of $100 million of 4.9% senior notes due September 15, 2013. In connection with the issuance of these notes Georgia Power settled a $100 million treasury lock and incurred a loss of $2.5 million which is reflected in Other Comprehensive Income.

         For the twelve month period ended September 30, 2004, the following table reflects the estimated pre-tax gains (losses) that will be reclassified from Other Comprehensive Income to Interest Expense.

                                            (in Millions)
---------------------------------------------------------
         Alabama Power                         $(13.0)
         Georgia Power                           (4.9)
         Gulf Power                              (0.3)
         Mississippi Power                          -
         Savannah Electric                       (0.6)
         Southern Power                         (10.3)

         Southern Company                      $(32.0)

(M) In October 2003, the FERC approved a new Open Access Transmission Tariff for the operating companies of $1.73 per kilowatt-month based on an 11.25% return on equity. The operating companies had requested a rate increase effective January 2002 based on a 13% return on equity. Pending FERC approval, the operating companies collected the new rate based on the 13% return on equity, but recorded revenue subject to refund for amounts above the previously approved rate of $1.37 per kilowatt-month. As of September 30, 2003, revenue subject to refund totaled approximately $22.2 million ($10 million, $9.5 million, $1 million, $1.5 million, and $0.2 million for Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric, respectively). As a result of the final settlement, a total of approximately $5.4 million was refunded to the operating company transmission customers in October 2003. The remaining $16.7 million was recorded as revenue ($7.6 million, $7.2 million, $0.7 million, $1.1 million, and $0.1 million for Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric, respectively).

(N) Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - General" and to Note 5 to the financial statements in Item 8 of the Form 10-K for Southern Company, Mississippi Power and Southern Power for information regarding PPAs between subsidiaries of Dynegy and Mississippi Power and Southern Power and related letters of credit.

         On May 21, 2003, Mississippi Power and Southern Power entered into agreements with Dynegy (the "Agreements") to resolve all outstanding matters related to Dynegy, the PPAs and the related letters of credit. Under the terms of the Agreements, (1) Dynegy made a cash payment of $75 million to Mississippi Power and $80 million to Southern Power; (2) the PPAs between Southern Power and Dynegy were terminated, with no party having any remaining obligations under such PPAs thereafter; (3) Dynegy and Mississippi Power amended their PPA so that no capacity payments are due from Dynegy to Mississippi Power for capacity made available under the PPA from June 2003 through October 2003 (but other obligations and payments by Dynegy under such PPA are not affected during such time) and the PPA terminated effective October 31, 2003, with neither party having any remaining obligations under the PPA after October 31, 2003; (4) Dynegy paid all amounts for which it was obligated under the PPAs up to their time of cancellation or amendment;
         (5) Southern Power and Mississippi Power returned the existing letters of credit in support of Dynegy's obligations under the PPAs; and (6) Dynegy deposited $7 million with Mississippi Power as collateral for Dynegy's potential energy purchases under the PPA through October 31, 2003.

         The termination payments from Dynegy resulted in a one-time gain to Southern Company of approximately $88 million after tax ($38 million for Mississippi Power and $50 million for Southern Power).

         Because of the terminations of the PPAs, Southern Power is completing limited construction activities on Plant Franklin Unit 3 to preserve the long-term viability of the project. Current projections indicate completion in the 2008-2011 period. The length of the deferral period will depend on forecasted capacity needs and other wholesale market opportunities. Mississippi Power and Southern Power are also continuing to explore alternatives for their existing capacity. The final outcome of these matters cannot now be determined.

         After giving effect to the termination of these PPAs, total expected capacity payments from non-affiliates are as follows (in millions):

                                    Southern     Mississippi        Southern
         Year                        Power          Power            Company
         ---------------------------------------------------------------------
         2003                        $43.3          $17.6            $  60.9
         2004                         64.1              -               64.1
         2005                         30.5              -               30.5
         2006                         30.2              -               30.2
         2007                         30.1              -               30.1
         2008 and thereafter         171.4              -              171.4
         ---------------------------------------------------------------------
         Total                      $369.6          $17.6             $387.2
         =====================================================================

(O) Reference is made to Note 10, Note 9 and Note 5 for Southern Company, Alabama Power and Georgia Power, respectively, in Item 8 of the
         Form 10-K for information regarding a mandatory program of deferred premiums which could be assessed after a nuclear incident against all owners of nuclear reactors to cover third-party liability claims.
         On August 20, 2003, the NRC increased the maximum retrospective premium for each licensed reactor operated from $88 million to $100 million per incident. The maximum assessment, excluding any applicable state premium taxes, for Alabama Power and Georgia Power - based on its ownership and buyback interests -- is $200 million and $203 million, respectively, per incident. The annual retrospective limit of $10 million per incident for each licensed reactor has not changed.

(P) Reference is made to Note 3 to the financial statements under "Construction Program" of Southern Power and to Note 4 to the financial statements under "Construction Program" of Georgia Power in Item 8 of the Form 10-K for information regarding Southern Company keep-wells covering the transfer of specific vendor contracts from Georgia Power to Southern Power for the operation of Plant Dahlberg and construction at the Plant Franklin and Plant Stanton sites. Southern Power completed its purchase obligations under these contracts during the first quarter 2003.

(Q) Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - General" in Item 7 and Note 4 under "Purchased Power Commitments" and "Fuel and Purchased Power Commitments" to the financial statements of Georgia Power and Savannah Electric, respectively, and Note 5 to the financial statements of Southern Power in Item 8 of the Form 10-K for information regarding PPAs between Southern Power and Georgia Power and Savannah Electric for Plant McIntosh capacity. Such PPAs were certified by the Georgia PSC in December 2002 after a competitive bidding process.

         The Electric Power Supply Association and Calpine Corporation have made filings in this proceeding in opposition to the FERC's acceptance of the PPAs, alleging that the PPAs do not meet the applicable standards for PPAs between affiliates. In April 2003, Southern Power applied for FERC approval of these PPAs. In July 2003, the FERC accepted the PPAs to become effective June 1, 2005, subject to refund, and ordered that hearings be held to determine: (a) whether, in the design and implementation of the Georgia PSC competitive bidding process, Georgia Power and Savannah Electric unduly preferred Southern Power; (b) whether the analysis of the competitive bids unduly favored Southern Power, particularly with respect to evaluation of non-price factors;
         (c) whether Georgia Power and Savannah Electric selected their affiliate, Southern Power, based upon a reasonable combination of price and non-price factors; (d) whether Southern Power received an undue preference or competitive advantage in the competitive bidding process as a result of access to its affiliate's transmission system; (e) whether and to what extent the PPAs impact wholesale competition; and
         (f) whether the PPAs are just and reasonable and not unduly discriminatory. Hearings are scheduled to commence on March 1, 2004. Management believes that the PPAs should be approved by the FERC; however, the ultimate outcome of this matter cannot now be determined.

         In March 2003, Savannah Electric transferred to Southern Power 58 acres of land to facilitate construction at Plant McIntosh. The transfer was made at Savannah Electric's book value of approximately $16,500 in accordance with PUHCA and the related SEC order (Release No. 35-27322) dated December 27, 2000, which authorized the formation of Southern Power and the transfer of assets thereto. On July 17, 2003, the Georgia PSC issued an order requiring that Savannah Electric record the transfer of this land at the higher of net book value or fair market value based on an appraisal by an appraiser selected by the Georgia PSC staff. Based on an appraisal completed in September 2003, the fair market value of the land has been established at $320,000 and this matter has been concluded.

(R) Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential - FERC Matters" in Item 7 and Note 3 under "Transmission Facilities Agreement" to the financial statements of Mississippi Power in Item 8 of the Form 10-K for information regarding the FERC's investigation related to a transmission facilities agreement with Entergy Corporation. On July 9, 2003, the FERC approved a settlement between Mississippi Power and the FERC Staff. The impact of the settlement provides for no refund of prior revenues collected and a minimal change in revenues for 2004 forward.

(S) Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Accounting Policies - Critical Policies" and "Financial Condition - Off-Balance Sheet Financing Arrangements" of Mississippi Power and "Financial Condition - Off-Balance Sheet Financing Arrangements" of Southern Company in Item 7 and Note 8 under "Lease Agreements" and
         Note 9 under "Operating Leases" to the financial statements of Mississippi Power and Southern Company, respectively, in Item 8 of the Form 10-K for information regarding Mississippi Power's lease of two generating units totaling 1,064 megawatts at Plant Daniel from Escatawpa Funding, Limited Partnership ("Escatawpa"), which began in 2001. Escatawpa raised a total of approximately $370 million to finance these generating units. Escatawpa was not consolidated by Mississippi Power pursuant to accounting guidance then in effect. On June 27, 2003, the generating units owned by Escatawpa and the related debt were acquired by Juniper Capital L.P. ("Juniper"), a limited partnership unaffiliated with Mississippi Power. Simultaneously, Juniper entered into a restructured lease agreement with Mississippi Power. Juniper has also entered into leases with third parties unrelated to Mississippi Power. The assets leased by Mississippi Power comprise less than half of Juniper's assets. In accordance with FASB Interpretation No. 46, Mississippi Power is not required to consolidate the leased assets and related liabilities. Furthermore, the new lease agreement is an operating lease under FASB Statement No. 13. Principal terms of the Juniper lease remain essentially the same as those in the Escatawpa lease. The initial lease term ends in 2011. Like the Escatawpa lease, the Juniper lease also includes a purchase and renewal option based on the cost of the facility, which was $368.7 million at the inception of the Juniper lease. Mississippi Power is required to amortize approximately 4% of the initial acquisition cost over the initial lease term, which is less than the 10% provided for under the Escatawpa lease. Eighteen months prior to the end of the initial lease, Mississippi Power may elect to renew for 10 years. If Mississippi Power elects to renew the lease, the agreement calls for Mississippi Power to amortize an additional 17% of the initial completion cost over the renewal period. Upon termination of the lease, at Mississippi Power's option, it may either exercise its purchase option or the facility can be sold to a third party.

         For each of the nine month periods ended September 30, 2003 and 2002, Mississippi Power recognized approximately $19.3 million and $19 million, respectively, in lease expenses, including approximately $2.2 million in each year related to the amortization of the initial acquisition cost. In addition, $10.6 million in lease termination costs were included in other operation expenses in the second quarter of 2003.

         The Juniper lease provides for a residual value guarantee (approximately 73% of the acquisition cost) by Mississippi Power that is due upon termination of the lease in the event that Mississippi Power does not renew the lease or purchase the assets and the fair market value is less than the unamortized cost of the asset. In accordance with FASB Interpretation No. 45, Mississippi Power has recognized a liability of approximately $15.2 million for the fair market value of this residual value guarantee in the accompanying balance sheet.

(T) Southern Company's reportable business segment is the sale of electricity in the Southeast by the five operating companies and Southern Power. The All Other column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include alternative fuel investments, energy-related products and services, and leasing and financing services. Intersegment revenues are not material. Financial data for business segments for the periods covered in the Form 10-Q are as follows:

                                                             Electric     All            Reconciling
                                                             Utilities    Other          Eliminations     Consolidated
         --------------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
         Three Months Ended September 30, 2003:
           Operating revenues                                   $ 3,225       $  100             $(5)         $ 3,320
           Segment net income (loss)                                603           16               -              619
         Nine Months Ended September 30, 2003:
           Operating revenues                                     8,352          376             (16)           8,712
           Segment net income (loss)                              1,313           36               -            1,349
         Total assets at September 30, 2003                     $32,449       $1,722           $(278)         $33,893
         --------------------------------------------------------------------------------------------------------------

         Three Months Ended September 30, 2002:
           Operating revenues                                   $ 3,177       $   77           $  (6)          $ 3,248
           Segment net income (loss)                                589          (34)             40               595
         Nine Months Ended September 30, 2002:
           Operating revenues                                     7,881          227             (16)            8,092
           Segment net income (loss)                              1,162          (53)             42             1,151
         Total assets at December 31, 2002                      $30,409       $1,881          $ (541)          $31,749
         --------------------------------------------------------------------------------------------------------------

         Products and Services

                                                                        Electric Utilities Revenues
                                                                        ----------------------------
         Period                                              Retail      Wholesale     Other       Total
         ------                                              --------------------------------------------
         Three Months Ended September 30, 2003                 $2,757      $   378       $  90       $3,225
         Three Months Ended September 30, 2002                  2,749          344          84        3,177

         Nine Months Ended September 30, 2003                   6,907        1,035         410        8,352
         Nine Months Ended September 30, 2002                   6,778          870         233        7,881


                                      126

PART II  -OTHER INFORMATION

Item 1.           Legal Proceedings.

                  Reference is made to the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which Southern Company and its reporting subsidiaries are involved.

Item 6.     Exhibits and Reports on Form 8-K.

(a)      Exhibits.
         --------

(10)     Material Contracts

         Southern Company

            (a) 1      -   Second, Third, Fourth and Fifth Amendments to the
                           Southern Company Employee Savings Plan,
                           Amended and Restated effective January 1, 2002.

            (a) 2 - Second, Third, Fourth and Fifth Amendments to The Southern Company Employee Stock Ownership Plan, Amended and Restated effective January 1, 2002.

            (a) 3      -   First Amendment to the Southern Company Supplemental
                           Benefit Plan, Amended and Restated
                           effective May 1, 2000.

            (a) 4      -   First Amendment to the Southern Company Deferred
                           Compensation Plan, Amended and Restated
                           effective February 23, 2001.

            (a) 5      -   Amended and Restated Supplemental Pension Agreement
                           between Georgia Power, Southern Company,
                           SCS and C. B. Harreld dated September 17, 2003.

         Alabama Power

            (b) 1      -   Second, Third, Fourth and Fifth Amendments to the
                           Southern Company Employee Savings Plan,
                           Amended and Restated effective January 1, 2002.
                           (See Exhibit 10(a)1 herein)

            (b) 2      -   Second, Third, Fourth and Fifth Amendments to The
                           Southern Company Employee Stock Ownership Plan,
                           Amended and Restated effective January 1, 2002.
                           (See Exhibit 10(a)2 herein)

            (b) 3      -   First Amendment to the Southern Company Supplemental
                           Benefit Plan, Amended and Restated
                           effective May 1, 2000. (See Exhibit 10(a)3 herein)

            (b) 4      -   First Amendment to the Southern Company Deferred
                           Compensation Plan, Amended and Restated
                           effective February 23, 2001. (See Exhibit 10(a)4 herein)

Item 6.     Exhibits and Reports on Form 8-K.

         --------

         Georgia Power

            (c) 1      -   Amended and Restated Supplemental Pension Agreement
                           between Georgia Power, Southern
                           Company, SCS and C. B. Harreld dated September 17,
                           2003.  (See Exhibit 10(a)5 herein.)

            (c) 2      -   Second, Third, Fourth and Fifth Amendments to the
                           Southern Company Employee Savings Plan,
                           Amended and Restated effective January 1, 2002.
                           (See Exhibit 10(a)1 herein)

            (c) 3      -   Second, Third, Fourth and Fifth Amendments to The
                           Southern Company Employee Stock Ownership Plan,
                           Amended and Restated effective January 1, 2002.
                           (See Exhibit 10(a)2 herein)

            (c) 4      -   First Amendment to the Southern Company Supplemental
                           Benefit Plan, Amended and Restated
                           effective May 1, 2000. (See Exhibit 10(a)3 herein)

            (c) 5      -   First Amendment to the Southern Company Deferred
                           Compensation Plan, Amended and Restated
                           effective February 23, 2001. (See Exhibit 10(a)4 herein)

         Gulf Power

            (d) 1      -   Second, Third, Fourth and Fifth Amendments to the
                           Southern Company Employee Savings Plan,
                           Amended and Restated effective January 1, 2002.
                           (See Exhibit 10(a)1 herein)

            (d) 2      -   Second, Third, Fourth and Fifth Amendments to The
                           Southern Company Employee Stock Ownership Plan,
                           Amended and Restated effective January 1, 2002.
                           (See Exhibit 10(a)2 herein)

            (d) 3      -   First Amendment to the Southern Company Supplemental
                           Benefit Plan, Amended and Restated effective
                           May 1, 2000. (See Exhibit 10(a)3 herein)

            (d) 4      -   First Amendment to the Southern Company Deferred
                           Compensation Plan, Amended and Restated
                           effective February 23, 2001. (See Exhibit 10(a)4 herein)

            (d) 5      -   Separation Agreement and First Amendment to
                           Separation Agreement between Gulf Power and
                           John E. Hodges effective July 1, 2003.

            (d) 6      -   Consulting Agreement between Gulf Power Company and
                           John E. Hodges effective July 1, 2003.

            (d) 7      -   Separation Agreement between Gulf Power Company and
                           Warren E. Tate effective September 1, 2003.

Item 6.     Exhibits and Reports on Form 8-K.

         --------

         Mississippi Power

            (e) 1      -   Second, Third, Fourth and Fifth Amendments to the
                           Southern Company Employee Savings Plan,
                           Amended and Restated effective January 1, 2002.
                           (See Exhibit 10(a)1 herein)

            (e) 2      -   Second, Third, Fourth and Fifth Amendments to The
                           Southern Company Employee Stock Ownership Plan,
                           Amended and Restated effective January 1, 2002.
                           (See Exhibit 10(a)2 herein)

            (e) 3      -   First Amendment to the Southern Company Supplemental
                           Benefit Plan, Amended and Restated effective
                           May 1, 2000. (See Exhibit 10(a)3 herein)

            (e) 4      -   First Amendment to the Southern Company Deferred
                           Compensation Plan, Amended and Restated
                           effective February 23, 2001. (See Exhibit 10(a)4 herein)

         Savannah Electric

            (f) 1      -   Second, Third, Fourth and Fifth Amendments to the
                           Southern Company Employee Savings Plan,
                           Amended and Restated effective January 1, 2002.
                           (See Exhibit 10(a)1 herein)

            (f) 2      -   Second, Third, Fourth and Fifth Amendments to The
                           Southern Company Employee Stock Ownership Plan,
                           Amended and Restated effective January 1, 2002.
                           (See Exhibit 10(a)2 herein)

            (f) 3      -   First Amendment to the Southern Company Supplemental
                           Benefit Plan, Amended and Restated effective
                           May 1, 2000. (See Exhibit 10(a)3 herein)

            (f) 4      -   First Amendment to the Southern Company Deferred
                           Compensation Plan, Amended and Restated
                           effective February 23, 2001. (See Exhibit 10(a)4 herein)

         Southern Power

            (g) 1      -   Second, Third, Fourth and Fifth Amendments to the
                           Southern Company Employee Savings Plan,
                           Amended and Restated effective January 1, 2002.
                           (See Exhibit 10(a)1 herein)

            (g) 2      -   Second, Third, Fourth and Fifth Amendments to The
                           Southern Company Employee Stock Ownership Plan,
                           Amended and Restated effective January 1, 2002.
                           (See Exhibit 10(a)2 herein)

            (g) 3      -   First Amendment to the Southern Company Supplemental
                           Benefit Plan, Amended and Restated effective
                           May 1, 2000. (See Exhibit 10(a)3 herein)

Item 6.     Exhibits and Reports on Form 8-K.

         --------

            (g) 4      -   First Amendment to the Southern Company Deferred
                           Compensation Plan, Amended and Restated effective
                           February 23, 2001. (See Exhibit 10(a)4 herein)

(24)     Power of Attorney and Resolutions

         Southern Company

            (a) 1      -   Power of Attorney and resolution.  (Designated in
                           the Form 10-K for the year ended December 31, 2002, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

            (a) 2       -  Power of Attorney for Thomas A. Fanning. (Designated
                           in the Form 10-Q for the Quarter ended March 31, 2003, File No. 1-3526 as Exhibit 24(a)2 and incorporated herein by reference.)

         Alabama Power

            (b) 1      -   Power of Attorney and resolution.  (Designated in
                           the Form 10-K for the year ended December 31, 2002, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

         Georgia Power

            (c) 1      -   Power of Attorney and resolution.  (Designated in
                           the Form 10-K for the year ended December 31, 2002, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

            (c) 2      -   Power of Attorney for C. B. Harreld. (Designated in
                           Form 10-Q for the Quarter ended June 30, 2003,
                           File No. 1-6468 as Exhibit 24(c)(2) and incorporated herein by reference.)

         Gulf Power

            (d) 1      -   Power of Attorney and resolution.  (Designated in
                           the Form 10-K for the year ended December 31, 2002, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

            (d) 2      -   Power of Attorney for Susan N. Story.  (Designated
                           in the Form 10-Q for the Quarter ended
                           March 31, 2003, File No. 0-2429 as Exhibit 24(d)2 and incorporated herein by reference.)

         Mississippi Power

            (e) 1      -   Power of Attorney and resolution.  (Designated in
                           the Form 10-K for the year ended December 31, 2002, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Item 6.     Exhibits and Reports on Form 8-K.

         --------

         Savannah Electric

            (f) 1      -   Power of Attorney and resolution.  (Designated in
                           the Form 10-K for the year ended December 31, 2002, File No. 1-5072 as Exhibit 24(f) and incorporated herein by reference.)

         Southern Power

            (g) 1      -   Power of Attorney and resolution.  (Designated in
                           the Form 10-K for the year ended December 31, 2002, File No. 333-98553 as Exhibit 24(g) and incorporated herein by reference.)

(31)     Section 302 Certifications

         Southern Company

            (a) 1      -   Certificate of Southern Company's Chief Executive
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

            (a) 2      -   Certificate of Southern Company's Chief Financial
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

         Alabama Power

            (b) 1      -   Certificate of Alabama Power's Chief Executive
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

            (b) 2      -   Certificate of Alabama Power's Chief Financial
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

         Georgia Power

            (c) 1      -   Certificate of Georgia Power's Chief Executive
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

            (c) 2      -   Certificate of Georgia Power's Chief Financial
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

         Gulf Power

            (d) 1      -   Certificate of Gulf Power's Chief Executive Officer
                           required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

            (d) 2      -   Certificate of Gulf Power's Chief Financial Officer
                           required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

Item 6.     Exhibits and Reports on Form 8-K.

         --------

         Mississippi Power

            (e) 1      -   Certificate of Mississippi Power's Chief Executive
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

            (e) 2      -   Certificate of Mississippi Power's Chief Financial
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

         Savannah Electric

            (f) 1      -   Certificate of Savannah Electric's Chief Executive
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

            (f) 2      -   Certificate of Savannah Electric's Chief Financial
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

         Southern Power

            (g) 1      -   Certificate of Southern Power's Chief Executive
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

            (g) 2      -   Certificate of Southern Power's Chief Financial
                           Officer required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

(32)     Section 906 Certifications

         Southern Company

            (a)        -   Certificate of Southern Company's Chief Executive
                           Officer and Chief Financial Officer required by
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Alabama Power

            (b)        -    Certificate of Alabama Power's Chief Executive
                           Officer and Chief Financial Officer required by
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Georgia Power

            (c)        -   Certificate of Georgia Power's Chief Executive
                           Officer and Chief Financial Officer required by
                           Section 906 of the Sarbanes-Oxley Act of 2002.
         Gulf Power

            (d)        -   Certificate of Gulf Power's Chief Executive Officer
                           and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.     Exhibits and Reports on Form 8-K.

         --------

         Mississippi Power

            (e) - Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Savannah Electric

            (f) - Certificate of Savannah Electric's Chief Executive Officer and Chief Financial Officer required by
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Southern Power

            (g) - Certificate of Southern Power's Chief Executive Officer and Chief Financial Officer required by
                           Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.
         -------------------

           The registrants collectively and separately furnished Current Reports on Form 8-K dated July 29, 2003:
                 Item reported:                           Item 12
                 Financial statements filed:              None

           Georgia Power filed Current Reports on Form 8-K dated
           September 8, 2003 and September 23, 2003:
                 Item reported:                           Items 5 and 7
                 Financial statements filed:              None

           Gulf Power filed Current Reports on Form 8-K dated July
           10, 2003 and September 5, 2003:
                 Item reported:                           Items 5 and 7
                 Financial statements filed:              None

                              THE SOUTHERN COMPANY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          THE SOUTHERN COMPANY

     By   Allen Franklin
          Chairman and Chief Executive Officer
          (Principal Executive Officer)

     By   Thomas A. Fanning
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                 Date:  November 12, 2003

                              ALABAMA POWER COMPANY

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          ALABAMA POWER COMPANY

     By   Charles D. McCrary
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   William B. Hutchins, III
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                   Date:  November 12, 2003

                              GEORGIA POWER COMPANY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          GEORGIA POWER COMPANY

     By   David M. Ratcliffe
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   C. B. Harreld
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                    Date:  November 12, 2003

                               GULF POWER COMPANY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          GULF POWER COMPANY

     By   Susan N. Story
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Ronnie R. Labrato
          Vice President, Chief Financial Officer and Comptroller
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                    Date:  November 12, 2003

                            MISSISSIPPI POWER COMPANY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          MISSISSIPPI POWER COMPANY

     By   Michael D. Garrett
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Michael W. Southern
          Vice President, Chief Financial Officer and Treasurer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                  Date:  November 12, 2003
                                      138

                       SAVANNAH ELECTRIC AND POWER COMPANY

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          SAVANNAH ELECTRIC AND POWER COMPANY

     By   A. R. James
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Kirby R. Willis
          Vice President, Chief Financial Officer and Treasurer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                   Date:  November 12, 2003

                             SOUTHERN POWER COMPANY

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          SOUTHERN POWER COMPANY

     By   William P. Bowers
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Cliff S. Thrasher
          Senior Vice President, Comptroller and Chief Financial Officer (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                      Date:  November 12, 2003