Form 10-Q
period 2004-03-31
MISSISSIPPI POWER CO; ALABAMA POWER CO; GEORGIA POWER CO; SAVANNAH ELECTRIC & POWER CO; SOUTHERN CO; GULF POWER CO; SOUTHERN POWER CO
filed 2004-05-06
CIK 66904, 3153, 41091, 86940, 92122, 44545, 1160661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2004

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ___to___

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
(A Delaware Corporation)
270 Peachtree Street, N.W.
Atlanta, Georgia 30303
(404) 506-5000

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Registrant	Yes	No
The Southern Company	x
Alabama Power Company		x
Georgia Power Company		x
Gulf Power Company		x
Mississippi Power Company		x
Savannah Electric and Power Company		x
Southern Power Company		x

	Description of	Shares Outstanding
Registrant	Common Stock	at March 31, 2004
The Southern Company	Par Value $5 Per Share	737,463,215
Alabama Power Company	Par Value $40 Per Share	7,750,000
Georgia Power Company	Without Par Value	7,761,500
Gulf Power Company	Without Par Value	992,717
Mississippi Power Company	Without Par Value	1,121,000
Savannah Electric and Power Company	Par Value $5 Per Share	10,844,635
Southern Power Company	Par Value $0.01 Per Share	1,000

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

INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2004

		Page
		Number
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	109
Item 2.	Changes in Securities, Unregistered Sales of Equity Securities and Use of Proceeds	109
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Submission of Matters to a Vote of Security Holders	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits and Reports on Form 8-K	109
	Signatures	113

DEFINITIONS

TERM	MEANING
Alabama Power	Alabama Power Company
Clean Air Act	Clean Air Act Amendments of 1990
Dynegy	Dynegy, Inc.
ECO Plan	Environmental Compliance Overview Plan
EITF	Emerging Issues Task Force
Energy Act	Energy Policy Act of 1992
EPA	U. S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Combined Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric and Southern Power for the year ended December 31, 2003
Georgia Power	Georgia Power Company
Gulf Power	Gulf Power Company
IRC	Internal Revenue Code
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Mirant	Mirant Corporation
Mississippi Power	Mississippi Power Company
Mobile Energy	Mobile Energy Services Company, L.L.C. and Mobile Energy Services Holdings, Inc.
Moody’s	Moody’s Investors Service, Inc.
NRC	Nuclear Regulatory Commission
PEP	Performance Evaluation Plan
PPA	Purchase Power Agreement
PSC	Public Service Commission
PUHCA	Public Utility Holding Company Act of 1935, as amended
retail operating companies	Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric
RTO	Regional Transmission Organization
S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.
Savannah Electric	Savannah Electric and Power Company
SCS	Southern Company Services, Inc.
SEC	Securities and Exchange Commission
SMA	Supply Margin Assessment
Southern Company	The Southern Company
Southern Company GAS	Southern Company Gas LLC
Southern Company system	Southern Company, the retail operating companies, Southern Power and other subsidiaries
Southern LINC	Southern Communications Services, Inc.
Southern Power	Southern Power Company
Super Southeast	Southern Company’s traditional service territory, Alabama, Florida, Georgia and Mississippi, plus the surrounding states of Kentucky, Louisiana, North Carolina, South Carolina, Tennessee and Virginia
TVA	Tennessee Valley Authority

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements in addition to historical information. Forward-looking information includes, among other things, statements concerning the strategic goals for Southern Company’s wholesale business, estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•	the impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and also changes in environmental, tax and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings or inquiries, including the pending EPA civil actions against certain Southern Company subsidiaries and current IRS audits;

•	the effects, extent and timing of the entry of additional competition in the markets in which Southern Company’s subsidiaries operate;

•	the impact of fluctuations in commodity prices, interest rates and customer demand;

•	available sources and costs of fuels;

•	ability to control costs;

•	investment performance of Southern Company’s employee benefit plans;

•	advances in technology;

•	state and federal rate regulations and pending and future rate cases and negotiations;

•	effects of and changes in political, legal and economic conditions and developments in the United States, including the current state of the economy;

•	the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;

•	the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due;

•	the ability to obtain new short- and long-term contracts with neighboring utilities;

•	the direct or indirect effect on Southern Company’s business resulting from the terrorist incidents on September 11, 2001, or any similar incidents or responses to such incidents;

•	financial market conditions and the results of financing efforts, including Southern Company’s and its subsidiaries’ credit ratings;

•	the ability of Southern Company and its subsidiaries to obtain additional generating capacity at competitive prices;

•	weather and other natural phenomena;

•	the direct or indirect effects on Southern Company’s business resulting from the August 2003 power outage in the Northeast, or any similar incidents;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	other factors discussed elsewhere herein and in other reports filed by the registrants from time to time with the SEC.

THE SOUTHERN COMPANY
AND SUBSIDIARY COMPANIES

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Operating Revenues:
Retail sales	$2,144,089	$1,973,844
Sales for resale	350,798	334,613
Other electric revenues	93,420	91,877
Other revenues	165,743	148,020

Total operating revenues	2,754,050	2,548,354

Operating Expenses:
Fuel	807,619	692,758
Purchased power	119,758	132,554
Other operations	535,772	493,866
Maintenance	237,497	229,710
Depreciation and amortization	240,654	244,988
Taxes other than income taxes	158,484	148,826

Total operating expenses	2,099,784	1,942,702

Operating Income	654,266	605,652
Other Income and (Expense):
Allowance for equity funds used during construction	8,184	7,851
Interest income	7,654	4,498
Equity in losses of unconsolidated subsidiaries	(56,447)	(44,736)
Leveraged lease income	15,927	17,715
Interest expense, net of amounts capitalized	(130,585)	(123,761)
Distributions on mandatorily redeemable preferred securities	(31,168)	(39,586)
Preferred dividends of subsidiaries	(5,472)	(4,750)
Other income (expense), net	(8,162)	(4,283)

Total other income and (expense)	(200,069)	(187,052)

Earnings Before Income Taxes	454,197	418,600
Income taxes	123,055	121,168

Earnings Before Cumulative Effect of Accounting Change	331,142	297,432
Cumulative effect of accounting change — less income taxes of $231	—	367

Consolidated Net Income	$331,142	$297,799

Common Stock Data:
Consolidated basic earnings per share	$0.45	$0.41
Consolidated diluted earnings per share	$0.45	$0.41
Average number of basic shares of common stock outstanding (in thousands)	736,638	718,943
Average number of diluted shares of common stock outstanding (in thousands)	741,603	724,891
Cash dividends paid per share of common stock	$0.35	$0.3425

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Operating Activities:
Consolidated net income	$331,142	$297,799
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization	293,828	294,146
Deferred income taxes and investment tax credits	135,801	78,032
Equity in losses of unconsolidated subsidiaries	25,316	27,167
Leveraged lease income	(15,927)	(17,715)
Pension, postretirement, and other employee benefits	10,208	1,040
Tax benefit of stock options	11,731	10,758
Other, net	(44,543)	(3,790)
Changes in certain current assets and liabilities —
Receivables, net	101,118	200,043
Fossil fuel stock	23,978	6,831
Materials and supplies	(2,932)	(9,542)
Other current assets	(70,044)	(125,293)
Accounts payable	(26,804)	(76,526)
Accrued taxes	(159,123)	(8,259)
Accrued compensation	(240,163)	(263,560)
Other current liabilities	(65,595)	(43,736)

Net cash provided from operating activities	307,991	367,395

Investing Activities:
Gross property additions	(512,667)	(530,642)
Cost of removal net of salvage	(9,767)	(20,656)
Other	(32,395)	(52,443)

Net cash used for investing activities	(554,829)	(603,741)

Financing Activities:
Increase in notes payable, net	107,398	533,363
Proceeds —
Long-term debt	597,717	1,104,870
Mandatorily redeemable preferred securities	200,000	—
Preferred stock	100,000	125,000
Common stock	48,702	110,903
Redemptions —
Long-term debt	(280,732)	(1,299,768)
Mandatorily redeemable preferred securities	(240,000)	(40,000)
Payment of common stock dividends	(257,506)	(245,745)
Other	(14,524)	(15,892)

Net cash provided from financing activities	261,055	272,731

Net Change in Cash and Cash Equivalents	14,217	36,385
Cash and Cash Equivalents at Beginning of Period	311,274	273,010

Cash and Cash Equivalents at End of Period	$325,491	$309,395

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $11,962 and $18,066 capitalized for 2004 and 2003, respectively)	$139,478	$117,458
Income taxes (net of refunds)	$25,884	($117)

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$325,491	$311,274
Receivables —
Customer accounts receivable	629,415	695,042
Unbilled revenues	256,938	275,395
Under recovered regulatory clause revenues	247,055	187,866
Other accounts and notes receivable	255,328	338,557
Accumulated provision for uncollectible accounts	(33,817)	(30,155)
Fossil fuel stock, at average cost	292,148	316,126
Vacation pay	101,361	96,700
Materials and supplies, at average cost	573,274	570,787
Prepaid expenses	177,886	125,477
Other	69,782	30,380

Total current assets	2,894,861	2,917,449

Property, Plant, and Equipment:
In service	40,532,540	40,339,785
Less accumulated depreciation	14,495,666	14,303,516

	26,036,874	26,036,269
Nuclear fuel, at amortized cost	210,041	222,667
Construction work in progress	1,496,049	1,274,888

Total property, plant, and equipment	27,742,964	27,533,824

Other Property and Investments:
Nuclear decommissioning trusts, at fair value	830,817	807,893
Leveraged leases	853,770	837,843
Other	317,691	238,193

Total other property and investments	2,002,278	1,883,929

Deferred Charges and Other Assets:
Deferred charges related to income taxes	870,348	874,443
Prepaid pension costs	928,624	911,442
Unamortized debt issuance expense	150,173	151,558
Unamortized loss on reacquired debt	331,974	326,389
Other	446,075	446,149

Total deferred charges and other assets	2,727,194	2,709,981

Total Assets	$35,367,297	$35,045,183

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31,		At December 31,
Liabilities and Stockholders' Equity	2004		2003
	(in thousands)
Current Liabilities:
Securities due within one year	$1,070,362	$	741,073
Notes payable	674,992		567,771
Accounts payable	658,576		699,524
Customer deposits	189,934		189,000
Accrued taxes —
Income taxes	126,048		153,757
Other	135,731		248,937
Accrued interest	170,373		186,935
Accrued vacation pay	131,758		128,505
Accrued compensation	137,480		436,854
Other	283,855		264,688

Total current liabilities	3,579,109		3,617,044

Long-term Debt	10,111,378		10,164,018

Long-term Debt Payable to Affiliated Trusts	1,960,644		—

Mandatorily Redeemable Preferred Securities	—		1,900,486

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,706,611		4,586,377
Deferred credits related to income taxes	400,496		409,339
Accumulated deferred investment tax credits	572,638		579,490
Employee benefit obligations	803,275		764,624
Asset retirement obligations	859,251		845,392
Other cost of removal obligations	1,268,682		1,268,729
Miscellaneous regulatory liabilities	541,232		576,393
Other	262,573		262,579

Total deferred credits and other liabilities	9,414,758		9,292,923

Total Liabilities	25,065,889		24,974,471

Cumulative Preferred Stock of Subsidiaries	523,126		423,126

Common Stockholders’ Equity:
Common stock, par value $5 per share —
Authorized — 1 billion shares
Issued — March 31, 2004: 737,666,597 Shares;
— December 31, 2003: 735,021,270 Shares
Treasury — March 31, 2004: 203,382 Shares;
— December 31, 2003: 192,691 Shares
Par value	3,688,333		3,675,106
Paid-in capital	793,458		746,080
Treasury, at cost	(4,378)		(4,066)
Retained earnings	5,415,465		5,343,471
Accumulated other comprehensive loss	(114,596)		(113,005)

Total Common Stockholders’ Equity	9,778,282		9,647,586

Total Liabilities and Stockholders’ Equity	$35,367,297		$35,045,183

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Net Income After Dividends on Preferred Stock	$331,142	$297,799
Other comprehensive loss:
Change in fair value of marketable securities, net of tax of $4,061 and $-, respectively	7,623	112
Changes in fair value of qualifying hedges, net of tax of $(7,711) and $(641), respectively	(12,704)	(717)
Less: Reclassification adjustment for amounts included in net income, net of tax of $2,171 and $(4,698), respectively	3,490	(7,367)

COMPREHENSIVE INCOME	$329,551	$289,827

The accompanying notes as they relate to Southern Company are an integral part of these condensed financial statements.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2004 vs. FIRST QUARTER 2003

OVERVIEW

Discussion of the results of operations is focused on Southern Company’s primary business of electricity sales in the Southeast by the retail operating companies – Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric – and Southern Power. Southern Power is an electric wholesale generation subsidiary with market-based rate authority. Southern Company’s other business activities include investments in synthetic fuels and leveraged lease projects, telecommunications, energy-related services and natural gas marketing. For additional information on these businesses, see Item 1 – Business — The SOUTHERN System — “Retail Operating Companies,” “Southern Power” and “Other Business” in the Form 10-K.

Earnings

Southern Company’s first quarter 2004 earnings were $331 million ($0.45 per share) compared with $298 million ($0.41 per share) in the first quarter 2003. Earnings in the first quarter 2004 increased due to a number of positive factors including growth in the number of customers in the Southern Company service area, successful efforts to control costs and strong results from Southern Company’s competitive generation business. Southern Company’s regulated retail business results were positively impacted by customer growth, increased residential consumption per customer and increased demand by industrial customers, as well as favorable weather conditions. Earnings from the competitive generation business continued to favorably affect Southern Company’s net income due to new generating capacity available for sale in wholesale markets. This new capacity led to increases in capacity revenues from new contracts and sales of uncontracted capacity in those wholesale markets.

RESULTS OF OPERATIONS

Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail sales	$170,245	8.6
Sales for resale	16,185	4.8
Other revenues	17,723	12.0
Fuel expense	114,861	16.6
Purchased power	(12,796)	(9.7)
Other operation and maintenance expenses	49,693	6.9
Taxes other than income taxes	9,658	6.5
Equity in losses of unconsolidated subsidiaries	11,711	26.2
Interest expense, net of amounts capitalized	6,824	5.5
Distributions on mandatorily redeemable preferred securities	(8,418)	(21.3)

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail base revenues increased by $72 million, or 5.2%, in the first quarter 2004 when compared to the same period in 2003. In the first quarter, retail kilowatt-hour energy sales increased by 4.5% over the same period a year ago, primarily due

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

to customer and demand growth and the improving economy evidenced by increases in residential and industrial kilowatt-hour energy sales of 5.3% and 5.0%, respectively, when compared to the same period in 2003. The number of retail customers increased by 1.7% and weather-adjusted average consumption by residential customers increased by 4.4% in the first quarter 2004 when compared with the first quarter 2003.

     Sales for resale. During the first quarter 2004, sales for resale kilowatt-hours decreased by 2.6% when compared to the same period in the prior year. Sales for resale revenues increased $16.2 million, or 4.8%, when compared to the same period in the prior year. The increase in revenues reflected new wholesale contracts and increases in fuel revenues. An additional 2,407 megawatts of generating capacity were added in June and October 2003 by Southern Power. A portion of this new capacity contributed to the increase in sales for resale revenues for the first quarter 2004 as a result of capacity revenues from PPAs with neighboring utilities. In addition, sales from uncontracted capacity provided increased energy revenues. These increases in sales for resale revenues more than offset the reduction in revenues resulting from the termination of contracts with subsidiaries of Dynegy, Inc. in May 2003. See Note 3 to the financial statements of Southern Company under “Uncontracted Generating Capacity” in Item 8 of the Form 10-K for additional information on these contract terminations.

     Other revenues. In the first quarter 2004, other revenues increased $17.7 million, or 12.0%. Revenues from Southern Company’s investments in synthetic fuels increased $18 million, primarily as a result of shifting 2004 production schedules to accelerate production earlier in the year, and retail gas marketing revenues increased $5 million, primarily as a result of colder than normal weather. These increases were partially offset by a decrease in revenues from energy-related services of $3 million.

     Fuel expense. During the first quarter 2004, fuel expense was higher due to an increase in the average unit cost of fuel, as well as increased generating capacity at Southern Power. Total generation increased 3.1% for the first quarter 2004, when compared to the same period in the prior year. For the first quarter 2004, the average unit cost of fuel per net kilowatt-hour generated increased 3.0% when compared to the same period in the prior year. Increases in fuel expense at the retail operating companies are generally offset by fuel revenues and do not affect net income.

     Purchased power. The decrease in the first quarter 2004 for purchased power compared with the same period last year is primarily a result of lower demand for energy. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues.

     Other operations and maintenance expenses. The increase in other operations and maintenance expenses in the first quarter 2004 is mainly attributable to increases in administrative and general, transmission and distribution maintenance and other production expenses. Administrative and general expenses increased $33.3 million, or 15.6%, primarily as a result of payroll and employee benefits costs as well as an increase of $12.2 million in freight costs related to the production of synthetic fuel. Transmission and distribution maintenance expenses increased $8.8 million as a result of completing work delayed from 2003. Other production expenses were up $7.0 million, or 5.4%, due to increased expenses primarily resulting from the operation of Southern Power’s new generating facilities.

     Taxes other than income taxes. The first quarter 2004 increase in taxes other than income taxes over the comparable period last year is primarily a result of increases in payroll taxes and property taxes on new facilities.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Equity in losses of unconsolidated subsidiaries. Losses from unconsolidated subsidiaries increased in the first quarter 2004 when compared to the corresponding period in 2003. These losses relate primarily to Southern Company’s investments in entities that produce synthetic fuel. Changes between periods are a result of fluctuations in production levels and are generally offset by income tax credits generated by such entities.

     Interest expense, net of amounts capitalized. The increase in interest expense, net of amounts capitalized in the first quarter 2004 when compared to the same period in 2003 is mainly attributable to an increase in the amount of senior notes outstanding and lower amounts of interest capitalized as projects have reached completion, partially offset by refinancing long-term debt with lower interest-rate debt. See Financial Condition and Liquidity – “Financing Activities” herein for additional information. Capitalized interest decreased by $6.1 million, or 33.8%, during the first quarter 2004 when compared to the corresponding period in 2003.

     Distributions on mandatorily redeemable preferred securities. The decrease in distributions on mandatorily redeemable preferred securities is a result of refinancing a portion of those securities with proceeds from long-term senior notes issuances or equity funds. See Accounting Policies – “New Accounting Standards” herein for related information regarding Southern Company’s adoption of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors. These factors include the retail operating companies’ ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs and to recover costs related to growing demand and increasingly stricter environmental standards. Another major factor is the profitability of the competitive market-based wholesale generating business and federal regulatory policy, which may impact Southern Company’s level of participation in this market. Future earnings for the electricity business in the near term will depend, in part, upon growth in energy sales, which is subject to a number of factors, including weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand and the rate of economic growth in the service area. For additional information relating to these issues, see Item 1 — Business — The SOUTHERN System — “Risk Factors” and Item 7 – Management’s Discussion and Analysis — “Future Earnings Potential” of Southern Company in the
Form 10-K.

Environmental Matters

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see Item 7 — Management’s Discussion and Analysis — “Future Earnings Potential — Environmental Matters” of Southern Company and Note 3 to the financial statements of Southern Company in Item 8 of the Form 10-K under “New Source Review Actions” and “Plant Wansley Environmental Litigation.” As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under either the New Source Review Litigation or Plant Wansley Environmental Litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date. On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Source Review action against the TVA. The cases against Alabama Power, Georgia Power and Savannah Electric have been effectively stayed pending final resolution of the TVA appeal. With the denial of the EPA’s petition for review, the Court of Appeals’ decision is now final. An adverse outcome in any one of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

     On March 12, 2004, the EPA redesignated the Birmingham, Alabama area from nonattainment to attainment under the one-hour ozone national ambient air quality standard. On April 30, 2004, the EPA published its eight-hour ozone nonattainment designations and a portion of the rules implementing the new eight-hour standard. Areas within the Southern Company’s service area that have been designated as nonattainment under the eight-hour ozone standard include Birmingham, Macon (Georgia), and a 20-county area within metropolitan Atlanta. Under the implementation provisions of the new rule, the EPA announced that the one-hour ozone standard will be revoked on June 15, 2005. Areas classified as “severe” nonattainment areas under the one-hour standard will not be required to impose emissions fees as a result of nonattainment. Georgia Power, therefore, will no longer be subject to imposition of emissions fees if the Atlanta area does not come into attainment with the one-hour standard. The impact of the eight-hour designations and the new standards will depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On April 21, 2004, the EPA published the final regional nitrogen oxide reduction rules applicable to Georgia. These rules specify that Georgia must submit a revised state implementation plan by April 2005, and affected sources must comply with the reduction requirements by May 1, 2007. The impact of these regulations will depend on the development and approval of Georgia’s state implementation plan and cannot be determined at this time.

     Additionally, on April 15, 2004, the EPA announced proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology (BART) guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states, and therefore cannot be determined at this time.

FERC Matters

See Management’s Discussion and Analysis – “Future Earnings Potential – FERC Matters – Market-Based Rate Authority” in Item 7 and Note 3 to the financial statements of Southern Company under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. See Note (B) to the Condensed Financial Statements under “FERC Matters” herein for additional information. Southern Company anticipates filing a request for rehearing of the order. The final outcome of this matter cannot be determined at this time.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Plant McIntosh Units 10 and 11 are currently under construction by Southern Power and are scheduled to be completed in June 2005. See Note 3 to Southern Company’s financial statements under “FERC Matters” in Item 8 of the Form 10-K and Note (C) to the Condensed Financial Statements herein for information regarding the FERC approval process for Southern Power’s PPAs with Georgia Power and Savannah Electric for Plant McIntosh Units 10 and 11.

     See Item 7 — Management’s Discussion and Analysis – “Future Earnings Potential — FERC Matters” of Southern Company in the Form 10-K for information on the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service and standard electricity market design.

Mirant Related Matters

See Note 3 to the financial statements of Southern Company under “Mirant Related Matters” in Item 8 and Management’s Discussion and Analysis — “Future Earnings Potential – Other Matters” in Item 7 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under “Mirant Related Matters”. In July 2003, Mirant filed for voluntary reorganization under Chapter 11 of the Federal Bankruptcy Code. Southern Company has various contingent liabilities associated with Mirant, including guarantees of contractual commitments, litigation and joint and several liabilities in connection with the consolidated federal income tax return. The ultimate outcome of such contingent liabilities cannot now be determined.

Income Tax Matters

See Item 7— Management’s Discussion and Analysis — “Future Earnings Potential — Income Tax Matters” of Southern Company and Note 3 to the financial statements of Southern Company under “Income Tax Issues” in Item 8 of the Form 10-K for information regarding IRS and other challenges to Southern Company’s transactions related to synthetic fuel tax credits and international leveraged leases. See Note (B) to the Condensed Financial Statements herein for information on potential additional challenges related to the international leveraged leases. The ultimate outcome of these matters cannot now be determined.

Other Matters

In January 2002, Georgia Power began operating under a three-year retail rate order. Under the terms of the order, earnings are evaluated annually against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return will be applied to rate refunds, with the remaining one-third retained by Georgia Power. Georgia Power is required to file a general rate case on July 1, 2004, in response to which the Georgia PSC would be expected to determine whether the rate order should be continued, modified, or discontinued. See Item 7 — Management’s Discussion and Analysis — “Future Earnings Potential – Other Matters” and Note 3 to the financial statements of Southern Company under “Georgia Power Retail Rate Orders” in Item 8 of the Form 10-K for additional information.

     See Note 3 to Southern Company’s financial statements under “Mississippi Power Regulatory Filing” in Item 8 of the Form 10-K and Note (I) to the Condensed Financial Statements herein for information on Mississippi Power’s request to include 266 megawatts of Plant Daniel Units 3 and 4 generating capacity in jurisdictional cost of service. The final outcome of this matter cannot now be determined.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Southern Power is completing limited construction activities on Plant Franklin Unit 3 to preserve the long-term viability of the project but has deferred final completion until the 2008-2011 period. See Note 3 to Southern Company’s financial statements under “Uncontracted Generating Capacity” in Item 8 of the Form 10-K for additional information. The final outcome of these matters cannot now be determined.

     See Management’s Discussion and Analysis — “Future Earnings Potential — Other Matters” in Item 7 of the Form 10-K for information on nuclear security measures. Implementation plans for the measures ordered by the NRC to be in effect by October 29, 2004 have been finalized based on current interpretations of the requirements. Alabama Power and Georgia Power — based on its ownership interest – currently estimate their respective expenditures related to these security measures to total $9.6 million and $9.3 million, of which $9.3 million and $1.3 million will be capitalized. These estimates are subject to change in the event additional NRC guidance is provided.

     Southern Company is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Company’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Southern Company and its subsidiaries cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Southern Company’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Southern Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Company in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See Item 7 - Management’s Discussion and Analysis – “Accounting Policies — Application of Critical Accounting Policies and Estimates” of Southern Company in the Form 10-K for a complete discussion of Southern Company’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, and Plant Daniel Capacity. Also see Note (I) to the Condensed Financial Statements herein for additional information related to Mississippi Power’s request to include the Plant Daniel capacity in jurisdictional cost of service.

New Accounting Standards

On March 31, 2004, Southern Company prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of Interpretation No. 46R had no impact on Southern Company’s net income. However, as a result of the adoption, Southern Company and the retail operating companies

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

deconsolidated certain wholly-owned trusts established to issue preferred securities since Southern Company and the retail operating companies do not meet the definition of primary beneficiary established by Interpretation No. 46R. In addition, Southern Company consolidated its 85% limited partnership investment in an energy/telecom venture capital fund that was previously accounted for under the equity method. See Note (E) to the Condensed Financial Statements herein for additional information related to the adoption of Interpretation No. 46R.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Southern Company’s financial condition during the first three months of 2004 included $513 million used for gross property additions to utility plant. The funds for these additions and other capital requirements were primarily obtained from operating activities and net proceeds from security issuances of approximately $533 million. See Southern Company’s Condensed Consolidated Statements of Cash Flows and “Financing Activities” herein for further details.

Capital Requirements and Contractual Obligations

See Item 7 — Management’s Discussion and Analysis — “Capital Requirements and Contractual Obligations” of Southern Company in the Form 10-K for a description of Southern Company’s capital requirements for its construction program, and other funding requirements associated with scheduled maturities of long-term debt, as well as the related interest, preferred stock dividends, leases, trust funding requirements and other purchase commitments. Approximately $1.1 billion will be required by March 31, 2005 for redemptions and maturities of long-term debt.

Sources of Capital

Southern Company intends to meet its future capital needs through internal cash flow and external security issuances. The amounts and timing of additional equity capital to be raised will be contingent on Southern Company’s investment opportunities. The retail operating companies and Southern Power plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from operating cash flows, security issuances and term loan and short-term borrowings. However, the amount, type and timing of any financings, if needed, will depend upon market conditions and regulatory approval. See Item 1 — Business — “Financing Programs” and Item 7 — Management’s Discussion and Analysis — “Financial Condition And Liquidity – Sources of Capital” of Southern Company in the Form 10-K for additional information.

     Southern Company’s current liabilities exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs, as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, the Southern Company system had at March 31, 2004 approximately $325 million of cash and cash equivalents and approximately $3.5 billion of unused credit arrangements with banks, of which $2.8 billion expire in 2004, $10 million expire in 2005 and $660 million expire in 2006 and beyond. Of the facilities maturing in 2004 and 2005, $2.2 billion contain provisions allowing two-year term loans executable at the expiration date and $225 million contain provisions allowing one-year term loans executable at the expiration date. These unused credit arrangements also provide liquidity support to variable rate pollution control bonds and commercial paper programs. Southern Company expects to renew its credit facilities, as

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

needed, prior to expiration. The retail operating companies may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of each of the retail operating companies. At March 31, 2004, the Southern Company system had outstanding extendible commercial notes of $4 million and outstanding commercial paper of $671 million. Management believes that the need for working capital can be adequately met by utilizing commercial paper programs and lines of credit without maintaining large cash balances.

Off-Balance Sheet Financing Arrangements

See Item 7 — Management’s Discussion and Analysis — “Financial Condition and Liquidity – Off-Balance Sheet Financing Arrangements” of Southern Company and Note 7 to the financial statements of Southern Company in Item 8 of the Form 10-K under “Operating Leases” for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.

Credit Rating Risk

Southern Company and its subsidiaries do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain contracts that could require collateral — but not accelerated payment — in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales, fixed-price physical gas purchases and agreements covering interest rate swaps. At March 31, 2004, the maximum potential collateral requirements were approximately $426 million. Generally, collateral may be provided for by a Southern Company guaranty, letter of credit or cash.

Market Price Risk

Southern Company’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Southern Company is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, the retail operating companies have limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the retail operating companies and Southern Power enter into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Also, the retail operating companies have each implemented fuel-hedging programs at the instruction of their respective PSCs. The fair value of derivative energy contracts at March 31, 2004 was as follows:

First Quarter
2004
Changes
Fair Value
(in thousands)
Contracts beginning of period	$15,825
Contracts realized or settled	(5,647)
New contracts at inception	—
Changes in valuation techniques	—
Current period changes	33,334

Contracts at March 31, 2004	$43,512

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Source of March 31, 2004
	Valuation Prices
		Maturity
	Total
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$43,512	$39,093	4,419
External sources	—	—	—
Models and other methods	—	—	—

Contracts at March 31, 2004	$43,512	$39,093	$4,419

     For additional information, see Item 7 — Management’s Discussion and Analysis — “Financial Condition and Liquidity — Market Price Risk” of Southern Company in the Form 10-K and Notes 1 and 6 to the financial statements of Southern Company under “Financial Instruments” in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein.

Financing Activities

During the first quarter of 2004, Southern Company subsidiaries issued $590 million of senior notes, $208 million of other long-term debt, $100 million of preferred stock and $49 million of common stock through employee and directors stock plans. The issuances were primarily used to refund senior notes and other long-term debt. The remainder was used to repay short-term debt and fund ongoing construction programs. See Southern Company’s Condensed Consolidated Statements of Cash Flows herein for further details on financing activities during the first three months of 2004.

     In January 2004, Georgia Power issued $100 million of Series S 4.00% Senior Notes due January 15, 2011 and $100 million of Series T 5.75% Senior Public Income Notes due January 15, 2044. The proceeds from these sales were used in March 2004 to redeem all of its outstanding Series H 6.70% Senior Insured Quarterly Notes due March 1, 2011 and Series D 6 5/8% Senior Notes due March 31, 2039.

     Further in January 2004, Georgia Power Capital Trust VII, a statutory trust, sold $200 million of its 5 7/8% Trust Preferred Securities, which are guaranteed by Georgia Power. The net proceeds from this issuance were used to redeem 6.85% Trust Preferred Securities of Georgia Power Capital Trust IV. In connection with this transaction, Georgia Power issued $206 million of its junior subordinated debentures to Georgia Power Capital Trust VII.

     In February 2004, Alabama Power issued 4,000,000 shares ($100 million aggregate stated capital) of 5.30% Class A Preferred Stock, Cumulative, Par Value $1 Per Share (Stated Capital $25 Per Share) and $200 million of Series Z 5.125% Senior Notes due February 15, 2019. The proceeds from these sales were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuous construction program.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Also in February 2004, Georgia Power issued $150 million of Series U Floating Rate Senior Notes due February 17, 2009. The proceeds of this sale were used for general corporate purposes.

     In March 2004, Mississippi Power issued $40 million of Series F Floating Rate Senior Notes due March 9, 2009. The proceeds from this sale, along with other monies of Mississippi Power were used to repay $80 million aggregate principal amount of Mississippi Power’s Series D Floating Rate Senior Notes due March 12, 2004.

     Additionally, in April 2004, Alabama Power issued $150 million of Series AA 5.625% Senior Notes due April 15, 2034. The proceeds from the sale will be used together with other funds to redeem, in May 2004, $200 million in aggregate principal amount of Alabama Power’s Series J 6.75% Senior Notes due June 30, 2039.

     Also in April 2004, Gulf Power issued $35 million of Series J 5.875% Senior Notes due April 1, 2044. The proceeds from this issue were used for general corporate purposes, including Gulf Power’s continuous construction program.

     Further, in April 2004, Mississippi Power issued 1,200,000 Depositary Shares ($30 million aggregate stated capital) each representing one-fourth of a share of 5.25% Series Preferred Stock cumulative, par value $100 per share. The proceeds from this sale were primarily used to redeem various issues of preferred stock and the remainder was used for general corporate purposes.

     Southern Company and its subsidiaries plan to continue, to the extent possible, a program to retire higher-cost debt and replace these securities with lower-cost capital.

     The market price of Southern Company’s common stock at March 31, 2004 was $30.50 per share and the book value was $13.26 per share, representing a market-to-book ratio of 230%, compared to $30.25, $13.13 and 230%, respectively, at the end of 2003. The dividend for the first quarter 2004 was $0.35 per share compared to $0.3425 per share in the first quarter 2003.

PART I

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

     See Management’s Discussion and Analysis — “Financial Condition and Liquidity - Market Price Risk” herein for each registrant and Notes 1 and 6 to the financial statements of each registrant under “Financial Instruments” in Item 8 of the Form 10-K. Also, see Note (G) to the Condensed Financial Statements herein for information relating to derivative instruments.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this quarterly report, Southern Company, the retail operating companies and Southern Power conducted separate evaluations under the supervision and with the participation of each company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to each company (including its consolidated subsidiaries) required to be included in periodic filings with the SEC.

     (b) Changes in internal controls.

There have been no changes in Southern Company’s, the retail operating companies’ or Southern Power’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2004 that have materially affected or are reasonably likely to materially affect, Southern Company’s, the retail operating companies’ or Southern Power’s internal controls over financial reporting.

ALABAMA POWER COMPANY

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Operating Revenues:
Retail sales	$744,633	$670,829
Sales for resale —
Non-affiliates	111,945	119,281
Affiliates	65,788	61,987
Other revenues	37,328	38,024

Total operating revenues	959,694	890,121

Operating Expenses:
Fuel	271,979	239,744
Purchased power —
Non-affiliates	28,642	28,830
Affiliates	59,932	41,496
Other operations	146,386	134,543
Maintenance	80,387	74,575
Depreciation and amortization	105,353	100,211
Taxes other than income taxes	64,447	60,085

Total operating expenses	757,126	679,484

Operating Income	202,568	210,637
Other Income and (Expense):
Allowance for equity funds used during construction	4,110	4,737
Interest income	4,439	3,276
Interest expense, net of amounts capitalized	(50,079)	(54,573)
Distributions on mandatorily redeemable preferred securities	(3,938)	(3,441)
Other income (expense), net	(4,338)	(5,719)

Total other income and (expense)	(49,806)	(55,720)

Earnings Before Income Taxes	152,762	154,917
Income taxes	57,268	59,073

Net Income	95,494	95,844
Dividends on Preferred Stock	4,747	4,025

Net Income After Dividends on Preferred Stock	$90,747	$91,819

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$95,494	$95,844
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	124,220	121,910
Deferred income taxes and investment tax credits, net	35,416	14,105
Deferred revenues	(3,080)	(14,577)
Pension, postretirement, and other employee benefits	(12,907)	(10,633)
Tax benefit of stock options	4,091	4,195
Other, net	(7,712)	15,062
Changes in certain current assets and liabilities —
Receivables, net	29,613	80,795
Fossil fuel stock	9,043	(3,949)
Materials and supplies	(3,448)	(2,920)
Other current assets	(46,030)	(58,344)
Accounts payable	(89,966)	(112,134)
Accrued taxes	29,758	60,108
Accrued compensation	(47,924)	(58,677)
Other current liabilities	6,368	35,666

Net cash provided from operating activities	122,936	166,451

Investing Activities:
Gross property additions	(204,249)	(185,102)
Cost of removal net of salvage	(9,272)	(10,865)
Other	14,048	2,160

Net cash used for investing activities	(199,473)	(193,807)

Financing Activities:
Increase (decrease) in notes payable, net	—	(36,991)
Proceeds —
Senior notes	200,000	620,000
Preferred stock	100,000	125,000
Common stock	20,000	—
Redemptions —
Senior notes	—	(560,800)
Other long-term debt	(1,438)	(236)
Payment of preferred stock dividends	(4,636)	(3,200)
Payment of common stock dividends	(109,325)	(107,550)
Other	(4,807)	(2,949)

Net cash provided from financing activities	199,794	33,274

Net Change in Cash and Cash Equivalents	123,257	5,918
Cash and Cash Equivalents at Beginning of Period	42,752	22,685

Cash and Cash Equivalents at End of Period	$166,009	$28,603

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $1,648 and $2,507 capitalized for 2004 and 2003, respectively)	$36,445	$31,313
Income taxes (net of refunds)	$2,140	$—

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$166,009	$42,752
Receivables —
Customer accounts receivable	212,369	240,562
Unbilled revenues	83,130	95,953
Under recovered regulatory clause revenues	38,403	—
Other accounts and notes receivable	39,994	53,547
Affiliated companies	34,413	48,876
Accumulated provision for uncollectible accounts	(5,868)	(4,756)
Fossil fuel stock, at average cost	77,950	86,993
Vacation pay	35,530	35,530
Materials and supplies, at average cost	215,138	211,690
Prepaid expenses	82,297	44,608
Other	27,797	19,454

Total current assets	1,007,162	875,209

Property, Plant, and Equipment:
In service	14,289,720	14,224,117
Less accumulated provision for depreciation	4,956,474	4,905,920

	9,333,246	9,318,197
Nuclear fuel, at amortized cost	86,907	93,611
Construction work in progress	410,615	321,316

Total property, plant, and equipment	9,830,768	9,733,124

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	47,279	47,811
Nuclear decommissioning trusts, at fair value	395,607	384,574
Other	25,495	16,992

Total other property and investments	468,381	449,377

Deferred Charges and Other Assets:
Deferred charges related to income taxes	320,166	321,077
Prepaid pension costs	456,669	446,256
Unamortized loss on reacquired debt	108,886	110,946
Other	130,315	134,635

Total deferred charges and other assets	1,016,036	1,012,914

Total Assets	$12,322,347	$12,070,624

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder's Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$725,011	$526,019
Accounts payable —
Affiliated	120,047	135,017
Other	92,781	162,314
Customer deposits	48,513	47,507
Accrued taxes —
Income taxes	68,524	83,544
Other	44,169	22,273
Accrued interest	56,710	46,489
Accrued vacation pay	35,530	35,530
Accrued compensation	27,697	75,620
Other	43,945	34,513

Total current liabilities	1,262,927	1,168,826

Long-term Debt	3,376,165	3,377,148

Long-term Debt Payable to Affiliated Trusts	309,279	—

Mandatorily Redeemable Preferred Securities	—	300,000

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,626,767	1,571,076
Deferred credits related to income taxes	158,555	162,168
Accumulated deferred investment tax credits	213,570	216,309
Employee benefit obligations	178,466	180,960
Deferred capacity revenues	33,486	36,567
Asset retirement obligations	364,775	358,759
Asset retirement obligation regulatory liability	136,356	127,346
Other cost of removal obligations	580,389	574,445
Miscellaneous regulatory liabilities	78,556	86,323
Other	34,873	37,525

Total deferred credits and other liabilities	3,405,793	3,351,478

Total Liabilities	8,354,164	8,197,452

Cumulative Preferred Stock	472,512	372,512

Common Stockholder’s Equity:
Common stock, par value $40 per share —
Authorized - 15,000,000 shares
Outstanding - March 31, 2004: 7,750,000 Shares
- December 31, 2003: 7,250,000 Shares	310,000	290,000
Paid-in capital	1,931,060	1,926,970
Premium on preferred stock	99	99
Retained earnings	1,271,210	1,291,558
Accumulated other comprehensive loss	(16,698)	(7,967)

Total common stockholder’s equity	3,495,671	3,500,660

Total Liabilities and Stockholder’s Equity	$12,322,347	$12,070,624

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Net Income After Dividends on Preferred Stock	$90,747	$91,819
Other comprehensive loss:
Changes in fair value of qualifying hedges, net of tax of $(6,162) and $(796), respectively	(10,136)	(1,308)
Less: Reclassification adjustment for amounts included in net income, net of tax of $854 and $752, respectively	1,405	1,236

COMPREHENSIVE INCOME	$82,016	$91,747

The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2004 vs. FIRST QUARTER 2003

RESULTS OF OPERATIONS

Earnings

Alabama Power’s net income after dividends on preferred stock for the first quarter 2004 was $90.7 million compared to $91.8 million for the corresponding period of 2003. Earnings in the first quarter of 2004 decreased by $1.1 million, or 1.2%, primarily due to higher operation and maintenance expenses, depreciation expense and taxes other than income taxes. These increases were partially offset by an increase in retail base-rate revenues and a decrease in interest expense.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail sales	$73,804	11.0
Sales for resale — non-affiliates	(7,336)	(6.2)
Sales for resale — affiliates	3,801	6.1
Fuel expense	32,235	13.4
Purchased power — affiliates	18,436	44.3
Other operation expense	11,843	8.8
Maintenance expense	5,812	7.8
Depreciation and amortization	5,142	5.1
Taxes other than income taxes	4,362	7.3
Interest expense, net of amounts capitalized	(4,494)	(8.2)

     Retail sales. Excluding energy cost recovery revenues and revenues associated with PPAs certificated by the Alabama PSC, which generally do not affect net income, retail sales revenues increased by $21.6 million, or 4.3%, for the first quarter 2004 when compared to the corresponding period in 2003. See Note 3 to Alabama Power’s financial statements under “Retail Rate Adjustment Procedures” in Item 8 of the Form 10-K for additional information. Kilowatt-hour energy sales to residential, commercial, and industrial customers increased 4.4%, 2.6%, and 8.9%, respectively, for the first quarter 2004 when compared to the corresponding period of 2003 primarily due to favorable weather conditions and improved industrial sales mainly in the primary metal and automotive sectors.

     Sales for resale — non-affiliates. During the first quarter 2004, the revenues associated with sales for resale to non-affiliates decreased due to a 5.7% reduction in kilowatt-hour sales of energy while market based prices remained flat when compared to the first quarter of 2003. Kilowatt-hour sales of energy will vary depending on demand, market based prices and the availability of Southern Company system generation. These transactions did not have a significant impact on earnings since the energy is usually sold at variable cost.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Sales for resale — affiliates and Purchased power — affiliates. Sales for resale to affiliates increased in the first quarter 2004 when compared to the corresponding period in 2003 due to a $1.0 million increase in capacity payments received in accordance with the affiliated company interchange agreement as a result of Alabama Power’s increased share of the total interchange capacity. Purchases of energy will vary depending on demand and the availability and cost of generating resources at each company. Purchased power from affiliates increased in the first quarter 2004 principally due to a PPA between Alabama Power and Southern Power that began in June 2003. The capacity component of these transactions was $9.4 million in the first quarter 2004. Excluding the capacity revenue received under the interchange agreement, these transactions did not have a significant impact on earnings since the related energy is sold at marginal cost, and energy purchases are generally offset by energy revenues through Alabama Power’s energy cost recovery clause.

     Fuel expense. Fuel expense was higher in the first quarter 2004 when compared to the corresponding period in 2003 mainly due to a 26.7% increase in natural gas prices and a 36.3% increase in generation from natural gas-fired generating facilities. The increase in generation from gas-fired facilities in the first quarter 2004 when compared to the first quarter 2003 is mainly due to a 27.1% decrease in generation from Alabama Power’s hydroelectric facilities. Since energy expenses are generally offset by energy revenues, these expenses do not have a significant impact on earnings.

     Other operation expense. The increase in other operation expense in the first quarter 2004 is a result of an $11.1 million increase in administrative and general expenses. This increase primarily relates to a $4.9 million increase in employee payroll and benefits, and legal expenses, a $1.9 million increase in property insurance, a $1.9 million increase in accrued expense for liability insurance, litigation and workers compensation and a $1.8 million increase in pension expense.

     Maintenance expense. The increase in maintenance expense for the first quarter 2004 when compared to the same period in 2003 is attributed to a $3.3 million increase in distribution expense and a $1.7 million increase in transmission expense. These increases are mainly related to scheduled work performed on overhead lines.

     Depreciation and amortization expense. The increase in depreciation and amortization expense during the first quarter 2004 is attributed to an increase in utility plant-in-service when compared to the same period in 2003. See Note 7 to Alabama Power’s financial statements under “Construction Program” in Item 8 of the Form 10-K for additional information.

     Taxes other than income taxes. The first quarter 2004 increase in taxes other than income taxes is due to a $2.3 million increase in payroll taxes and a $1.3 million increase in property taxes when compared to the corresponding period in 2003.

     Interest expense, net of amounts capitalized. The decrease in interest expense, net of amounts capitalized during the first quarter 2004 when compared to the same period in 2003 is the result of refinancing higher cost debt. For additional information, see “Financial Condition and Liquidity — Financing Activities” herein.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including Alabama Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs and to recover costs related to growing demand and increasingly strict environmental standards. Growth in energy sales is subject to a number of factors. These factors include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand and the rate of economic growth in Alabama Power’s service area. For additional information relating to these issues, see Item 1 — Business – The SOUTHERN System — “Risk Factors” and Item 7 – Management’s Discussion and Analysis – “Future Earnings Potential” of Alabama Power in the Form 10-K.

Environmental Matters

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information about these issues, including the EPA litigation, see Item 7 — Management’s Discussion and Analysis — “Future Earnings Potential - Environmental Matters” and Note 3 to the financial statements of Alabama Power under “New Source Review Actions” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under the New Source Review Litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date. On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review action against the TVA. The case against Alabama Power has been effectively stayed pending final resolution of the TVA appeal. With the denial of the EPA’s petition for review, the Court of Appeals’ decision is now final. An adverse outcome in this case could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

     On March 12, 2004, the EPA redesignated the Birmingham, Alabama area from nonattainment to attainment under the one-hour ozone national ambient air quality standard. On April 30, 2004, the EPA published its eight-hour ozone nonattainment designations and a portion of the rules implementing the new eight-hour standard. Within Alabama Power’s service area, Birmingham has been designated as nonattainment under the eight-hour ozone standard. Under the implementation provisions of the new rule, the EPA announced that the one-hour ozone standard will be revoked on June 15, 2005. The impact of the eight-hour designations and the new standards will depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time. Additionally, on April 15, 2004, the EPA announced proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology (BART) guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states, and therefore cannot be determined at this time.

FERC Matters

See Management’s Discussion and Analysis – “Future Earnings Potential – FERC Matters – Market-Based Rate Authority” in Item 7 and Note 3 to the financial statements of Alabama Power under “FERC

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. See Note (B) to the Condensed Financial Statements under “FERC Matters” herein for additional information. Southern Company is filing a request for rehearing of the FERC’s order. The final outcome of this matter cannot be determined at this time.

     See Item 7 — Management’s Discussion and Analysis – “Future Earnings Potential – FERC Matters” of Alabama Power in the Form 10-K for information on the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service.

Other Matters

See Item 7 — Management’s Discussion and Analysis — “Future Earnings Potential — Other Matters” of Alabama Power in Item 7 of the Form 10-K for information on nuclear security measures. Implementation plans for the measures ordered by the NRC to be in effect by October 29, 2004 have been finalized based on current interpretations of the requirements. Alabama Power currently estimates its expenditures related to these security measures to total $9.6 million of which $9.3 million will be capitalized. These estimates are subject to change in the event additional NRC guidance is provided.

     Alabama Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Alabama Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Alabama Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Alabama Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Alabama Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Alabama Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Alabama Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See Item 7 — Management’s Discussion and Analysis - “Accounting Policies — Application of Critical Accounting Policies and Estimates” of Alabama Power in the Form 10-K for a complete discussion of Alabama Power’s critical accounting policies and estimates related to Electric Utility Regulation and Contingent Obligations.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

New Accounting Standards

On March 31, 2004, Alabama Power prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of Interpretation No. 46R had no impact on Alabama Power’s net income. However, as a result of the adoption, Alabama Power deconsolidated certain wholly-owned trusts established to issue preferred securities since Alabama Power does not meet the definition of primary beneficiary established by Interpretation No. 46R. See Note (E) to the Condensed Financial Statements herein for additional information related to the adoption of Interpretation No. 46R.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Alabama Power’s financial condition during the first three months of 2004 included the addition of approximately $204 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities and net proceeds from security issuances of $319 million. See Alabama Power’s Condensed Statements of Cash Flows herein for further details.

Capital Requirements and Contractual Obligations

See Item 7 — Management’s Discussion and Analysis — Financial Condition And Liquidity — “Capital Requirements and Contractual Obligations” of Alabama Power in of the Form 10-K for a description of Alabama Power’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements. Approximately $725 million will be required by March 31, 2005 for redemptions and maturities of long-term debt.

Sources of Capital

In addition to the financing activities described below, Alabama Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings — if needed — will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 — Business — “Financing Programs” in the Form 10-K for additional information.

     Alabama Power’s current liabilities exceed current assets primarily because of scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, at March 31, 2004 Alabama Power had $166 million of cash and cash equivalents, unused committed lines of credit of approximately $865 million (including $504 million of such lines which are dedicated to funding purchase obligations relating to variable rate pollution control bonds) and an extendible commercial note program. These lines of credit will expire at various times during 2004. Alabama Power expects to renew its credit facilities, as needed, prior to expiration. Alabama Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Alabama Power and other Southern Company subsidiaries. Alabama Power has regulatory authority for up to $1 billion of short-term borrowings. At March 31, 2004, Alabama Power had no commercial paper or notes payable outstanding. Management believes that the need for working capital can be adequately met by issuing commercial paper or utilizing lines of credit without maintaining large cash balances.

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Credit Rating Risk

Alabama Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are contracts that could require collateral – but not accelerated payment – in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales, fixed price physical gas purchases and agreements covering interest rate swaps. At March 31, 2004, the maximum potential collateral requirements were approximately $27 million.

Market Price Risk

Alabama Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Alabama Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Alabama Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Alabama Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Alabama Power has also implemented a retail fuel hedging program at the instruction of the Alabama PSC. The fair value of derivative energy contracts at March 31, 2004 was as follows:

First Quarter
2004
Changes
Fair Value
(in thousands)
Contracts beginning of period	$6,413
Contracts realized or settled	(3,189)
New contracts at inception	—
Changes in valuation techniques	—
Current period changes	14,634

Contracts at March 31, 2004	$17,858

	Source of March 31, 2004
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$17,858	$16,432	$1,426
External sources	—	—	—
Models and other methods	—	—	—

Contracts at March 31, 2004	$17,858	$16,432	$1,426

ALABAMA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     For additional information, see Item 7 — Management’s Discussion and Analysis — “Financial Condition And Liquidity — Market Price Risk” of Alabama Power in the Form 10-K and Notes 1 and 6 to the financial statements of Alabama Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein.

Financing Activities

In February 2004, Alabama Power issued 500,000 shares of common stock to Southern Company at $40.00 a share ($20 million aggregate purchase price). The proceeds from the sale were used by Alabama Power for general corporate purposes.

     Also in February 2004, Alabama Power issued 4,000,000 shares ($100 million aggregate stated capital) of 5.30% Class A Preferred Stock, Cumulative, Par Value $1 per share (Stated Capital $25 Per Share) and $200 million of Series Z 5.125% Senior Notes due February 15, 2019. The proceeds from the sale were used to repay a portion of Alabama Power’s outstanding short-term indebtedness and for other general corporate purposes, including Alabama Power’s continuous construction program.

     In April 2004, Alabama Power issued $150 million of Series AA 5.625% Senior Notes due April 15, 2034. The proceeds from the sale will be used together with other funds to redeem in May 2004 $200 million in aggregate principal amount of the Series J 6.75% Senior Notes due June 30, 2039.

     Alabama Power plans to continue, when economically feasible, a program to retire higher-cost debt and replace these obligations with lower-cost capital if market conditions permit.

GEORGIA POWER COMPANY

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Operating Revenues:
Retail sales	$1,037,795	$965,707
Sales for resale —
Non-affiliates	65,456	73,986
Affiliates	54,142	47,486
Other revenues	41,996	39,259

Total operating revenues	1,199,389	1,126,438

Operating Expenses:
Fuel	285,214	242,503
Purchased power —
Non-affiliates	62,689	72,036
Affiliates	135,142	113,843
Other operations	198,393	185,990
Maintenance	108,468	110,944
Depreciation and amortization	67,737	85,742
Taxes other than income taxes	56,432	53,175

Total operating expenses	914,075	864,233

Operating Income	285,314	262,205
Other Income and (Expense):
Allowance for equity funds used during construction	3,347	2,956
Interest income	2,352	115
Interest expense, net of amounts capitalized	(45,650)	(44,363)
Distributions on mandatorily redeemable preferred securities	(15,839)	(14,919)
Other income (expense), net	(4,395)	2,912

Total other income and (expense)	(60,185)	(53,299)

Earnings Before Income Taxes	225,129	208,906
Income taxes	81,120	75,468

Net Income	144,009	133,438
Dividends on Preferred Stock	168	168

Net Income After Dividends on Preferred Stock	$143,841	$133,270

     The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$144,009	$133,438
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	91,462	102,770
Deferred income taxes and investment tax credits, net	56,823	29,956
Pension, postretirement, and other employee benefits	(7,342)	(7,633)
Tax benefit of stock options	4,523	2,750
Other, net	(15,288)	(8,924)
Changes in certain current assets and liabilities —
Receivables, net	42,798	114,048
Fossil fuel stock	(3,808)	(11,235)
Materials and supplies	773	(2,166)
Other current assets	24,430	24,309
Accounts payable	5,576	(97,095)
Accrued taxes	(131,794)	(56,058)
Accrued compensation	(93,468)	(92,624)
Other current liabilities	(262)	413

Net cash provided from operating activities	118,432	131,949

Investing Activities:
Gross property additions	(158,743)	(190,895)
Cost of removal net of salvage	2,059	(4,950)
Change in construction payables, net of joint owner portion	(20,809)	(53,462)
Other	5,210	6,865

Net cash used for investing activities	(172,283)	(242,442)

Financing Activities:
Increase in notes payable, net	55,044	171,742
Proceeds —
Senior notes	350,000	400,000
Mandatorily redeemable preferred securities	200,000	—
Redemptions —
Senior notes	(200,000)	(315,000)
Mandatorily redeemable preferred securities	(200,000)	—
Payment of common stock dividends	(141,375)	(141,450)
Other	(11,567)	(8,371)

Net cash provided from financing activities	52,102	106,921

Net Change in Cash and Cash Equivalents	(1,749)	(3,572)
Cash and Cash Equivalents at Beginning of Period	8,699	16,873

Cash and Cash Equivalents at End of Period	$6,950	$13,301

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $1,180 and $1,846 capitalized for 2004 and 2003, respectively)	$62,923	$54,160
Income taxes (net of refunds)	$16,494	$(3,896)

     The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$6,950	$8,699
Receivables —
Customer accounts receivable	235,414	261,771
Unbilled revenues	118,218	117,327
Under recovered regulatory clause revenues	177,935	151,447
Other accounts and notes receivable	66,067	101,783
Affiliated companies	38,004	52,413
Accumulated provision for uncollectible accounts	(5,350)	(5,350)
Fossil fuel stock, at average cost	141,345	137,537
Vacation pay	54,811	50,150
Materials and supplies, at average cost	270,267	271,040
Prepaid expenses	16,787	46,157
Other	9,867	83

Total current assets	1,130,315	1,193,057

Property, Plant, and Equipment:
In service	18,272,064	18,171,862
Less accumulated provision for depreciation	6,978,797	6,898,725

	11,293,267	11,273,137
Nuclear fuel, at amortized cost	123,133	129,056
Construction work in progress	354,607	341,783

Total property, plant, and equipment	11,771,007	11,743,976

Other Property and Investments:
Equity investments in unconsolidated subsidiaries	67,965	38,714
Nuclear decommissioning trusts, at fair value	435,210	423,319
Other	37,253	37,142

Total other property and investments	540,428	499,175

Deferred Charges and Other Assets:
Deferred charges related to income taxes	506,916	509,887
Prepaid pension costs	416,031	405,164
Unamortized debt issuance expense	75,625	75,245
Unamortized loss on reacquired debt	185,024	177,707
Other	166,029	177,817

Total deferred charges and other assets	1,349,625	1,345,820

Total Assets	$14,791,375	$14,782,028

     The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$252,352	$2,304
Notes payable	192,322	137,277
Accounts payable —
Affiliated	118,025	121,928
Other	220,435	238,069
Customer deposits	106,604	103,756
Accrued taxes —
Income taxes	116,667	107,532
Other	56,628	166,892
Accrued interest	70,102	70,844
Accrued vacation pay	42,749	38,206
Accrued compensation	40,536	134,004
Other	97,671	105,234

Total current liabilities	1,314,091	1,226,046

Long-term Debt	3,661,712	3,762,333

Long-term Debt Payable to Affiliated Trusts	969,073	—

Mandatorily Redeemable Preferred Securities	—	940,000

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,322,259	2,303,085
Deferred credits related to income taxes	182,806	186,625
Accumulated deferred investment tax credits	309,384	312,506
Employee benefit obligations	299,314	295,788
Asset retirement obligations	482,593	475,585
Other cost of removal obligations	413,875	412,161
Miscellaneous regulatory liabilities	208,084	249,687
Other	66,732	63,432

Total deferred credits and other liabilities	4,285,047	4,298,869

Total Liabilities	10,229,923	10,227,248

Cumulative Preferred Stock	14,569	14,569

Common Stockholder’s Equity:
Common stock, without par value — Authorized — 15,000,000 shares Outstanding — 7,761,500 shares	344,250	344,250
Paid-in capital	2,213,021	2,208,498
Premium on preferred stock	40	40
Retained earnings	2,012,764	2,010,297
Accumulated other comprehensive loss	(23,192)	(22,874)

Total common stockholder’s equity	4,546,883	4,540,211

Total Liabilities and Stockholder’s Equity	$14,791,375	$14,782,028

     The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Net Income After Dividends on Preferred Stock	$143,841	$133,270
Other comprehensive loss:
Changes in fair value of qualifying hedges, net of tax of $(880) and $(966), respectively	(1,395)	(1,532)
Less: Reclassification adjustment for amounts included in net income, net of tax of $679 and $-, respectively	1,077	(7)

COMPREHENSIVE INCOME	$143,523	$131,731

The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2004 vs. FIRST QUARTER 2003

RESULTS OF OPERATIONS

Earnings

Georgia Power’s net income after dividends on preferred stock for the first quarter 2004 was $143.9 million compared to $133.3 million for the corresponding period in 2003. Earnings in the first quarter 2004 increased by $10.6 million, or 7.9%, primarily due to higher retail revenues that were partially offset by higher non-fuel operating expenses when compared to the same period in 2003.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail sales	$72,088	7.5
Sales for resale — non-affiliates	(8,530)	(11.5)
Sales for resale — affiliates	6,656	14.0
Other revenues	2,737	7.0
Fuel expense	42,711	17.6
Purchased power — non-affiliates	(9,347)	(13.0)
Purchased power — affiliates	21,299	18.7
Other operation expense	12,403	6.7
Depreciation and amortization	(18,005)	(21.0)
Interest income	2,237	N/M
Other income (expense), net	(7,307)	(250.9)

N/M Not meaningful

     Retail sales. Excluding fuel revenues, which generally do not affect net income, retail sales revenue increased by $31.8 million, or 4.7%, in the first quarter 2004 compared to the corresponding period in 2003. In the first quarter 2004, kilowatt-hour energy sales to residential, commercial and industrial customers increased by 5.3%, 3.9% and 2.1%, respectively, when compared to the same period in 2003. These increases in the retail sectors during the first quarter 2004 are mainly due to customer growth of 2% and an improving economy.

     Sales for resale — non-affiliates. The decrease in revenues from sales for resale to non-affiliates in the first quarter 2004 is mainly attributed to lower demand for energy by these customers when compared to the same period in 2003. These transactions did not have a significant impact on earnings since the energy is usually sold at variable cost.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Sales for resale — affiliates. Revenues from sales for resale to affiliates increased in the first quarter 2004 when compared to the same period in 2003 despite lower demand for energy due to higher fuel costs associated with generating electricity. These transactions did not have a significant impact on earnings since this energy is generally sold at marginal cost.

     Other revenues. The increase in other revenues during the first quarter 2004 when compared to the corresponding period of 2003 is primarily attributed to a $1.4 million increase in outdoor lighting revenues and a $0.7 million increase in electric property rental revenues.

     Fuel expense. During the first quarter 2004, fuel expenses increased as a result of a 15.1% increase in the unit cost of fuel when compared to the corresponding period in 2003 and an increase of 2.5% in generation due to increased retail sales. These expenses do not have a significant impact on earnings since fuel expenses are generally offset by fuel revenues through Georgia Power’s fuel cost recovery clause.

     Purchased power — non-affiliates. The first quarter 2004 decrease in purchased power from non-affiliates is primarily due to fluctuations in off-system energy purchases used to meet off-system sales commitments. These expenses do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause.

     Purchased power — affiliates. Purchased power from affiliates increased in the first quarter 2004 when compared to the first quarter 2003 due to a PPA between Georgia Power and Southern Power that began in June 2003. The capacity component of these transactions totaled $10.7 million in the first quarter 2004. The energy component of power purchased from affiliated companies within the Southern Company system will vary depending on demand and the availability and cost of generating resources at each company and will have no significant impact on earnings since energy expenses are generally offset by energy revenues through Georgia Power’s fuel cost recovery clause.

     Other operation expense. Other operation expense in the first quarter 2004 was higher when compared to the same period in 2003 due to increased administrative and general expenses of $10.8 million related to employee payroll and benefits and $3.2 million in workers compensation benefits.

     Depreciation and amortization. In the first quarter 2004, depreciation and amortization expense was lower compared to the first quarter of 2003. This decrease was caused primarily by lower regulatory charges needed to levelize purchased power capacity costs under the terms of the retail rate order effective January 1, 2002. This decrease was offset by an increase in affiliated purchased power costs discussed above. See Note 1 to the financial statements under “Depreciation and Amortization” of Georgia Power in Item 8 of the Form 10-K for additional information.

     Interest income. During the first quarter 2004, interest income increased when compared to the corresponding period in 2003 due mainly to interest received from the State of Georgia for a favorable sales and use tax settlement.

     Other income (expense), net. The change in this item in the first quarter 2004 when compared to the first quarter 2003 reflects decreased income from a new electricity pricing program.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including Georgia Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stricter environmental standards. Growth in energy sales is subject to a number of factors, which include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in the service area. For additional information relating to these issues, see Item 1 — Business – The SOUTHERN System — “Risk Factors” and Item 7 – Management’s Discussion and Analysis – “Future Earnings Potential” of Georgia Power in the Form 10-K.

Environmental Matters

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. For additional information, including information on certain environmental litigation, see Item 7 — Management’s Discussion and Analysis — “Future Earnings Potential — Environmental Matters” of Georgia Power and Note 3 to the financial statements of Georgia Power in Item 8 of the Form 10-K under “New Source Review Actions” and “Plant Wansley Environmental Litigation.” As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under either the New Source Review litigation or Plant Wansley Environmental litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date. On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review action against the TVA. The case against Georgia Power has been effectively stayed pending final resolution of the TVA appeal. With the denial of the EPA’s petition for review, the Court of Appeals’ decision is now final. An adverse outcome in either of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

     On April 30, 2004, the EPA published its eight-hour ozone nonattainment designations and a portion of the rules implementing the new eight-hour standard. Areas within Georgia Power’s service area that have been designated as nonattainment under the eight-hour ozone standard include Macon and a 20-county area within metropolitan Atlanta. Under the implementation provisions of the new rule, the EPA announced that the one-hour ozone standard will be revoked on June 15, 2005. Areas classified as “severe” nonattainment areas under the one-hour standard will not be required to impose emissions fees as a result of nonattainment. Georgia Power, therefore, will no longer be subject to imposition of emissions fees if the Atlanta area does not come into attainment with the one-hour standard. The impact of the eight-hour designations and the new standards will depend on the development and implementation of applicable state regulations and therefore cannot be determined at this time.

     On April 21, 2004, the EPA published the final regional nitrogen oxide reduction rules applicable to the State of Georgia. These rules specify that Georgia must submit a revised state implementation plan by April 2005, and affected sources must comply with the reduction requirements by May 1, 2007. The impact of these regulations will depend on the development and approval of Georgia’s state implementation plan and cannot be determined at this time.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Additionally, on April 15, 2004, the EPA announced proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology (BART) guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states, and therefore cannot be determined at this time.

FERC Matters

See Management’s Discussion And Analysis – “Future Earnings Potential – FERC Matters – Market-Based Rate Authority” in Item 7 and Note 3 to the financial statements of Georgia Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. See Note (B) to the Condensed Financial Statements under “FERC Matters” herein for additional information. Southern Company is filing a request for rehearing the FERC’s order. The final outcome of this matter cannot be determined at this time.

     See Note 3 to the financial statements of Georgia Power under “FERC Matters” in Item 8 of the Form 10-K and Note (C) to the Condensed Financial Statements herein for information regarding the FERC approval process for Southern Power’s PPAs with Georgia Power and Savannah Electric for Plant McIntosh Units 10 and 11.

     See Item 7 — Management’s Discussion and Analysis — “Future Earnings Potential — FERC Matters” and Note 3 to the financial statements of Georgia Power under “FERC Matters” in Item 8 of the Form 10-K for information on the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service.

Other Matters

In January 2002, Georgia Power began operating under a three-year retail rate order. Under the terms of the order, earnings will be evaluated annually against a retail return on common equity range of 10 percent to 12.95 percent. Two-thirds of any earnings above the 12.95 percent return will be applied to rate refunds, with the remaining one-third retained by Georgia Power. Retail rates were decreased by $118 million effective January 1, 2002. Purchases under PPAs are required by the order to be reflected in rates evenly over the three year period ending December 31, 2004. Georgia Power is required to file a general rate case on July 1, 2004, in response to which the Georgia PSC would be expected to determine whether the rate order should be continued, modified, or discontinued. See Item 7 — Management’s Discussion and Analysis — “Future Earnings Potential – Other Matters” and Note 3 to the financial statements of Georgia Power under “Retail Rate Orders” in Item 8 of the Form 10-K for additional information.

     In August 2003, the Georgia PSC issued an order allowing Georgia Power to increase customer fuel rates to recover existing under-recovered deferred fuel costs over the period October 1, 2003 through March 31, 2005. See Note 3 to the financial statements of Georgia Power under “Fuel Cost Recovery” in Item 8 of the Form 10-K for additional information.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     See Management’s Discussion and Analysis — “Future Earnings Potential — Other Matters” in Item 7 of the Form 10-K for information on nuclear security measures. Implementation plans for the measures ordered by the NRC to be in effect by October 29, 2004 have been finalized based on current interpretations of the requirements. Georgia Power, based on its ownership interest, currently estimates its expenditures related to these security measures will total $9.3 million, of which $1.3 million will be capitalized. These estimates are subject to change in the event additional NRC guidance is provided.

     In June 2002, Georgia Power entered into a fifteen-year PPA beginning in June 2005 with Southern Power to purchase 1,040 megawatts of capacity from Southern Power’s Plant McIntosh. See Management’s Discussion and Analysis – “Future Earnings Potential — FERC Matters – Market-Based Rate Authority” in Item 7 of the Form 10-K and Note 3 to the financial statements of Georgia Power under “FERC Matters” in Item 8 of the Form 10-K and Note (C) to the Condensed Financial Statements herein for information regarding the FERC approval process for this PPA.

     Georgia Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Georgia Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Georgia Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Georgia Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Georgia Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Georgia Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Georgia Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See Item 7 — Management’s Discussion and Analysis – “Accounting Policies — Application of Critical Accounting Policies and Estimates” of Georgia Power in the Form 10-K for a complete discussion of Georgia Power’s critical accounting policies and estimates related to Electric Utility Regulation and Contingent Obligations.

New Accounting Standards

On March 31, 2004, Georgia Power prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of Interpretation No. 46R had no impact on Georgia Power’s net income. However, as a result of the adoption, Georgia Power deconsolidated certain wholly-owned trusts

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

established to issue preferred securities since Georgia Power does not meet the definition of primary beneficiary established by Interpretation No. 46R. See Note (E) to the Condensed Financial Statements herein for additional information related to the adoption of Interpretation No. 46R.

FINANCIAL CONDITION AND LIQUIDITY

Overview

The major change in Georgia Power’s financial condition during the first three months of 2004 was the addition of approximately $159 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See Georgia Power’s Condensed Statements of Cash Flows herein for further details.

Capital Requirements and Contractual Obligations

See Item 7 — Management’s Discussion and Analysis — “Financial Condition and Liquidity — Capital Requirements and Contractual Obligations” of Georgia Power in the Form 10-K for a description of Georgia Power’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements. Approximately $252 million will be required by March 31, 2005 for redemptions and maturities of long-term debt.

Sources of Capital

Georgia Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past, including funds from operations and new security issuances. The amount, type and timing of additional security issuances — if needed — will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 — Business — “Financing Programs” in the Form 10-K for additional information.

     Georgia Power’s current liabilities frequently exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs, which can fluctuate significantly due to the seasonality of the business. To meet short-term cash needs and contingencies, Georgia Power had at March 31, 2004 approximately $7.0 million of cash and cash equivalents and $725 million of unused credit arrangements with banks. These credit arrangements expire in June 2004 and contain provisions allowing two-year term loans executable at the expiration. Georgia Power expects to renew its credit facilities, as needed, prior to expiration. The credit arrangements provide liquidity support to Georgia Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Georgia Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Georgia Power and other Southern Company subsidiaries. At March 31, 2004, Georgia Power had outstanding $192 million in notes payable. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Credit Rating Risk

Georgia Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are contracts that could require collateral — but not accelerated payment — in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales, fixed-price physical gas purchases, and agreements covering interest rate swaps. At March 31, 2004, the maximum potential collateral requirements were approximately $227 million.

Market Price Risk

Georgia Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Georgia Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Georgia Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Georgia Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Georgia Power has also implemented a retail fuel hedging program at the instruction of the Georgia PSC. The fair value of derivative energy contracts at March 31, 2004 was as follows:

First Quarter
2004
Changes
Fair Value
(in thousands)
Contracts beginning of period	$3,155
Contracts realized or settled	(98)
New contracts at inception	—
Changes in valuation techniques	—
Current period changes	7,476

Contracts at March 31, 2004	$10,533

	Source of March 31, 2004
	Valuation Prices
		Maturity
	Total
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$10,533	$9,238	$1,295
External sources	—	—	—
Models and other methods	—	—	—

Contracts at March 31, 2004	$10,533	$9,238	$1,295

`

GEORGIA POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     For additional information, see Item 7 — Management’s Discussion and Analysis — “Financial Condition and Liquidity — Market Price Risk” of Georgia Power in the Form 10-K and Notes 1 and 6 to the financial statements of Georgia Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein.

Financing Activities

In January 2004, Georgia Power issued $100 million of Series S 4.00% Senior Notes due January 15, 2011 and $100 million of Series T 5.75% Senior Public Income Notes due January 15, 2044. The proceeds from these sales were used in March 2004 to redeem all of its outstanding Series H 6.70% Senior Insured Quarterly Notes due March 1, 2011 and Series D 6 5/8% Senior Notes due March 31, 2039.

     Further in January 2004, Georgia Power Capital Trust VII, a statutory trust, sold $200 million of its 5 7/8% Trust Preferred Securities, which are guaranteed by Georgia Power. The net proceeds from this issuance were used to redeem the 6.85% Trust Preferred Securities of Georgia Power Capital Trust IV. In connection with this transaction, Georgia Power issued $206 million of its junior subordinated debentures to Georgia Power Capital Trust VII.

     In February 2004, Georgia Power issued $150 million of Series U Floating Rate Senior Notes due February 17, 2009. The proceeds of this sale were used for general corporate purposes.

     Georgia Power plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

GULF POWER COMPANY

GULF POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Operating Revenues:
Retail sales	$165,084	$159,793
Sales for resale —
Non-affiliates	19,488	18,725
Affiliates	20,695	10,217
Other revenues	9,652	9,103

Total operating revenues	214,919	197,838

Operating Expenses:
Fuel	78,416	63,267
Purchased power —
Non-affiliates	6,433	5,956
Affiliates	7,428	12,587
Other operations	33,018	30,011
Maintenance	16,206	16,580
Depreciation and amortization	20,552	20,252
Taxes other than income taxes	17,063	16,388

Total operating expenses	179,116	165,041

Operating Income	35,803	32,797
Other Income and (Expense):
Interest expense, net of amounts capitalized	(7,894)	(8,055)
Distributions on mandatorily redeemable preferred securities	(1,113)	(2,028)
Other income (expense), net	18	(423)

Total other income and (expense)	(8,989)	(10,506)

Earnings Before Income Taxes	26,814	22,291
Income taxes	9,921	8,265

Net Income	16,893	14,026
Dividends on Preferred Stock	54	54

Net Income After Dividends on Preferred Stock	$16,839	$13,972

     The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$16,893	$14,026
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	22,084	21,656
Deferred income taxes	5	1,621
Pension, postretirement, and other employee benefits	1,427	1,981
Tax benefit of stock options	932	943
Other, net	1,939	5,081
Changes in certain current assets and liabilities —
Receivables, net	16,812	16,220
Fossil fuel stock	2,303	(3,127)
Materials and supplies	624	(1,451)
Other current assets	(2,248)	7,798
Accounts payable	(4,899)	(7,211)
Accrued taxes	7,199	(6,544)
Accrued compensation	(8,591)	(7,854)
Other current liabilities	1,999	5,819

Net cash provided from operating activities	56,479	48,958

Investing Activities:
Gross property additions	(33,145)	(22,070)
Cost of removal net of salvage	(3,067)	(3,559)
Investment in property damage fund	(6,700)	(1,100)
Other	(1,327)	(4,463)

Net cash used for investing activities	(44,239)	(31,192)

Financing Activities:
Decrease in notes payable, net	(19,682)	(489)
Proceeds —
Senior notes	—	65,000
Capital contributions from parent company	25,000	10,000
Redemptions —
Senior notes	—	(32)
Mandatorily redeemable preferred securities	—	(40,000)
Payment of preferred stock dividends	(54)	(54)
Payment of common stock dividends	(17,500)	(17,550)
Other	(203)	(3,729)

Net cash provided from (used for) financing activities	(12,439)	13,146

Net Change in Cash and Cash Equivalents	(199)	30,912
Cash and Cash Equivalents at Beginning of Period	2,548	13,278

Cash and Cash Equivalents at End of Period	$2,349	$44,190

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $233 and $20 capitalized for 2004 and 2003, respectively)	$8,915	$9,957
Income taxes (net of refunds)	$1,849	($21)

     The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$2,349	$2,548
Receivables —
Customer accounts receivable	39,313	44,001
Unbilled revenues	28,284	31,548
Under recovered regulatory clause revenues	17,136	21,812
Other accounts and notes receivable	2,918	6,179
Affiliated companies	9,104	9,826
Accumulated provision for uncollectible accounts	(1,147)	(947)
Fossil fuel stock, at average cost	33,052	35,354
Vacation pay	5,254	5,254
Materials and supplies, at average cost	35,306	35,930
Prepaid expenses	5,937	6,310
Other	7,571	4,985

Total current assets	185,077	202,800

Property, Plant, and Equipment:
In service	2,311,976	2,306,959
Less accumulated provision for depreciation	860,541	847,519

	1,451,435	1,459,440
Construction work in progress	72,876	49,438

Total property, plant, and equipment	1,524,311	1,508,878

Other Property and Investments	21,530	12,597

Deferred Charges and Other Assets:
Deferred charges related to income taxes	18,366	18,263
Prepaid pension costs	42,809	42,014
Unamortized debt issuance expense	6,853	6,877
Unamortized premium on reacquired debt	18,942	19,389
Other	28,857	28,235

Total deferred charges and other assets	115,827	114,778

Total Assets	$1,846,745	$1,839,053

     The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder's Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$50,000	$50,000
Notes payable	17,985	37,666
Accounts payable —
Affiliated	24,166	26,945
Other	18,134	21,952
Customer deposits	18,790	18,271
Accrued taxes —
Income taxes	10,681	6,405
Other	8,688	8,621
Accrued interest	7,534	8,077
Accrued vacation pay	5,254	5,254
Accrued compensation	4,865	13,456
Other	13,905	9,694

Total current liabilities	180,002	206,341

Long-term Debt	515,946	515,827

Long-term Debt Payable to Affiliated Trusts	72,166	—

Mandatorily Redeemable Preferred Securities	—	70,000

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	179,409	175,685
Deferred credits related to income taxes	25,815	26,545
Accumulated deferred investment tax credits	19,960	20,451
Employee benefit obligations	54,616	52,395
Other cost of removal obligations	153,220	151,229
Miscellaneous regulatory liabilities	28,455	27,903
Other	26,241	27,083

Total deferred credits and other liabilities	487,716	481,291

Total Liabilities	1,255,830	1,273,459

Cumulative Preferred Stock	4,236	4,236

Common Stockholder’s Equity:
Common stock, without par value — Authorized — 992,717 shares Outstanding — 992,717 shares	38,060	38,060
Paid-in capital	390,784	364,852
Premium on preferred stock	12	12
Retained earnings	160,547	161,208
Accumulated other comprehensive loss	(2,724)	(2,774)

Total common stockholder’s equity	586,679	561,358

Total Liabilities and Stockholder’s Equity	$1,846,745	$1,839,053

     The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Net Income After Dividends on Preferred Stock	$16,839	$13,972
Other comprehensive income (loss):
Less: Reclassification adjustment for amounts included in net income, net of tax of $31	50	—

COMPREHENSIVE INCOME	$16,889	$13,972

     The accompanying notes as they relate to Gulf Power are an integral part of these condensed financial statements.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2004 vs. FIRST QUARTER 2003

RESULTS OF OPERATIONS

Earnings

Gulf Power’s net income after dividends on preferred stock for the first quarter 2004 was $16.8 million compared to $14.0 million for the corresponding period in 2003. First quarter 2004 net income increased by $2.8 million, or 21.0%, primarily due to higher operating revenues when compared to the same period in 2003.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail sales	$5,291	3.3
Sales for resale — affiliates	10,478	102.5
Fuel expense	15,149	23.9
Purchased power — affiliates	(5,159)	(41.0)
Other operations expense	3,008	10.0
Distributions on mandatorily redeemable preferred securities	(915)	(45.1)

     Retail sales. Excluding the recovery of fuel expense and certain other expenses that do not affect net income, retail sales increased by $4.1 million, or 4.3%, for the first quarter 2004 when compared to the corresponding period in 2003. Energy sales to residential, commercial and industrial customers were higher by 5.2%, 3.6%, and 2.9%, respectively, in the first quarter 2004 as compared to the same period in 2003. The increase in retail sales revenue during the first quarter 2004 is primarily due to a 2.5% increase in customer growth and favorable weather conditions when compared to the same period in 2003.

     Sales for resale – affiliates and Purchased power — affiliates. Revenues from sales for resale to affiliates and purchases of energy by affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Gulf Power’s fuel cost recovery mechanism. The increase in sales for resale to affiliates is due to available generation being sold to affiliate companies. The decrease in purchased power from affiliates is the result of a decrease in the demand for purchased power due to increased self-generation.

     Fuel expense. In the first quarter 2004, fuel expense was higher than the same period in 2003 due primarily to a 23.3% increase in generation to meet additional demand for energy as well as a 4.8% increase in coal prices and a 1.3% increase in natural gas prices. Since energy expenses are generally offset by energy revenues through Gulf Power’s fuel cost recovery mechanism, these expenses do not have a material impact on net income.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Other operation expense. The increase in other operations expense during the first quarter 2004 is due to a $1.0 million increase in marketing expenses and a $1.3 million increase in employee benefit expenses when compared to the same period in 2003.

     Distributions on mandatorily redeemable preferred securities. The decrease in distributions on mandatorily redeemable preferred securities is due to the redemption of $40 million of 7.625% trust preferred securities during the first quarter 2003 and the redemption of $45 million of 7.000% trust preferred securities during the fourth quarter 2003.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors, including Gulf Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stricter environmental standards. Growth in energy sales is subject to a number of factors, which include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in the service area. For additional information relating to these issues, see Item 1 — Business – The SOUTHERN System — “Risk Factors” and Item 7 – Management’s Discussion and Analysis – “Future Earnings Potential” of Gulf Power in the Form 10-K.

Environmental Matters

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs are not fully recovered through Gulf Power’s Environmental Cost Recovery Clause. See Management’s Discussion and Analysis — “Future Earnings Potential — Environmental Matters” in Item 7 of the Form 10-K and Note 3 to the financial statements of Gulf Power under “New Source Review Actions” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under the New Source Review litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date. On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review action against the TVA. With the denial of the EPA’s petition for review, the Court of Appeals’ decision is now final. An adverse outcome of this matter could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

     Additionally, on April 15, 2004, the EPA announced proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology (BART) guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states, and therefore cannot be determined at this time.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FERC Matters

See Management’s Discussion and Analysis – “Future Earnings Potential – FERC Matters – Market-Based Rate Authority” in Item 7 and Note 3 to the financial statements of Gulf Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. See Note (B) to the Condensed Financial Statements under “FERC Matters” herein for additional information. Southern Company is filing a request for rehearing of the FERC’s order. The final outcome of this matter cannot be determined at this time.

     See Item 7 — Management’s Discussion and Analysis – “Future Earnings Potential — FERC Matters” of Gulf Power in the Form 10-K for information on the FERC’s order related to RTOs and notice of proposed rulemaking regarding open access transmission service.

Other Matters

Gulf Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Gulf Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Gulf Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Gulf Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Gulf Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Gulf Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Gulf Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See Item 7 — Management’s Discussion and Analysis — “Accounting Policies — Application of Critical Accounting Policies and Estimates” of Gulf Power in the Form 10-K for a complete discussion of Gulf Power’s critical accounting policies and estimates related to Electric Utility Regulation and Contingent Obligations.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

New Accounting Standards

On March 31, 2004, Gulf Power prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of Interpretation No. 46R had no impact on Gulf Power’s net income. However, as a result of the adoption, Gulf Power deconsolidated certain wholly-owned trusts established to issue preferred securities since Gulf Power does not meet the definition of primary beneficiary established by Interpretation No. 46R. See Note (E) to the Condensed Financial Statements herein for additional information related to the adoption of Interpretation No. 46R.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Gulf Power’s financial condition during the first three months of 2004 included the addition of approximately $33.1 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See Gulf Power’s Condensed Statements of Cash Flows herein for further details.

Capital Requirements and Contractual Obligations

Reference is made to Item 7 — Management’s Discussion and Analysis – “Financial Condition and Liquidity — Capital Requirements and Contractual Obligations” of Gulf Power in the Form 10-K for a description of Gulf Power’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements.

Sources of Capital

In addition to the financing activities described herein, Gulf Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. These sources include cash flows from operating activities, issuances of unsecured debt and pollution control bonds issued for Gulf Power’s benefit by public authorities. The amount, type and timing of any future financings — if needed — will depend upon market conditions and regulatory approval. See Item 1 — Business — “Financing Programs” in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, Gulf Power has various internal and external sources of liquidity. At March 31, 2004, Gulf Power had approximately $2.3 million of cash and cash equivalents and $56 million of unused committed lines of credit with banks that expire in 2004. Gulf Power expects to renew its credit facilities, as needed, prior to expiration. In addition, Gulf Power has substantial cash flow from operating activities. The credit arrangements provide liquidity support to Gulf Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Gulf Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Gulf Power and other Southern Company subsidiaries. At March 31, 2004, Gulf Power had $18 million of commercial paper outstanding. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Credit Rating Risk

Gulf Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Market Price Risk

Gulf Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Gulf Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Due to cost-based rate regulations, Gulf Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Gulf Power enters into fixed price contracts for purchase of coal supplies, the purchase and sale of electricity through the wholesale electricity market and, to a lesser extent, similar contracts for gas purchases. Gulf Power has received approval from the Florida PSC to recover prudently incurred costs related to its fuel hedging program through the fuel cost recovery mechanism. The fair value of derivative energy contracts at March 31, 2004 was as follows:

First Quarter
2004
Changes
Fair Value
(in thousands)
Contracts beginning of period	$2,504
Contracts realized or settled	(1,079)
New contracts at inception	—
Changes in valuation techniques	—
Current period changes	4,249

Contracts at March 31, 2004	$5,674

	Source of March 31, 2004
	Valuation Prices
		Maturity
	Total
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$5,674	$5,154	$520
External sources	—	—	—
Models and other methods	—	—	—

Contracts at March 31, 2004	$5,674	$5,154	$520

     See Item 7 — Management’s Discussion and Analysis — “Financial Condition and Liquidity — Market Price Risk” of Gulf Power in the Form 10-K and Notes 1 and 6 to the financial statements of Gulf Power under “Financial Instruments” in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for further information.

GULF POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financing Activities

In April 2004, Gulf Power issued $35 million of Series J 5.875% Senior Notes due April 1, 2044. The proceeds from this issue were used for general corporate purposes, including Gulf Power’s continuous construction program.

     Gulf Power plans to evaluate, and to the extent possible, retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

MISSISSIPPI POWER COMPANY

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Operating Revenues:
Retail sales	$128,555	$113,970
Sales for resale —
Non-affiliates	65,800	70,425
Affiliates	11,809	6,223
Other revenues	3,564	3,268

Total operating revenues	209,728	193,886

Operating Expenses:
Fuel	76,525	51,124
Purchased power —
Non-affiliates	6,955	6,817
Affiliates	17,316	20,332
Other operations	34,978	35,163
Maintenance	15,072	14,260
Depreciation and amortization	14,143	13,073
Taxes other than income taxes	13,139	13,367

Total operating expenses	178,128	154,136

Operating Income	31,600	39,750
Other Income and (Expense):
Interest expense	(2,803)	(3,770)
Distributions on mandatorily redeemable preferred securities	(630)	(630)
Other income (expense), net	571	12

Total other income and (expense)	(2,862)	(4,388)

Earnings Before Income Taxes	28,738	35,362
Income taxes	10,916	13,463

Net Income	17,822	21,899
Dividends on Preferred Stock	503	503

Net Income After Dividends on Preferred Stock	$17,319	$21,396

     The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$17,822	$21,899
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	15,247	15,910
Deferred income taxes and investment tax credits, net	5,872	(1,267)
Pension, postretirement, and other employee benefits	(272)	250
Tax benefit of stock options	293	606
Other, net	869	(1,351)
Changes in certain current assets and liabilities —
Receivables, net	6,776	26,326
Fossil fuel stock	4,732	2,204
Materials and supplies	571	(529)
Other current assets	(244)	(4,940)
Accounts payable	(7,781)	(21,039)
Accrued taxes	(28,379)	(18,080)
Accrued compensation	(14,552)	(17,686)
Other current liabilities	(11,883)	(7,884)

Net cash used for operating activities	(10,929)	(5,581)

Investing Activities:
Gross property additions	(15,611)	(11,806)
Cost of removal net of salvage	2,463	(1,236)
Other	(1,651)	1,532

Net cash used for investing activities	(14,799)	(11,510)

Financing Activities:
Increase in notes payable, net	34,939	19,975
Proceeds — Senior notes	40,000	—
Redemptions —
First mortgage bonds	—	(33,350)
Pollution control bonds	—	(850)
Senior notes	(80,000)	(73)
Payment of preferred stock dividends	(503)	(503)
Payment of common stock dividends	(16,550)	(16,500)
Other	—	(1,178)

Net cash used for financing activities	(22,114)	(32,479)

Net Change in Cash and Cash Equivalents	(47,842)	(49,570)
Cash and Cash Equivalents at Beginning of Period	69,120	62,695

Cash and Cash Equivalents at End of Period	$21,278	$13,125

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$2,468	$2,612
Income taxes (net of refunds)	$1,615	$(226)

     The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$21,278	$69,120
Receivables —
Customer accounts receivable	27,103	30,514
Unbilled revenues	16,853	19,278
Under recovered regulatory clause revenues	13,581	14,607
Other accounts and notes receivable	7,194	8,088
Affiliated companies	12,693	12,160
Accumulated provision for uncollectible accounts	(451)	(897)
Fossil fuel stock, at average cost	20,501	25,233
Vacation pay	5,766	5,766
Materials and supplies, at average cost	23,099	23,670
Prepaid income taxes	20,887	27,415
Prepaid expenses	5,775	4,517
Other	7,480	2,857

Total current assets	181,759	242,328

Property, Plant, and Equipment:
In service	1,844,475	1,841,668
Less accumulated provision for depreciation	676,236	672,730

	1,168,239	1,168,938
Construction work in progress	40,427	25,844

Total property, plant, and equipment	1,208,666	1,194,782

Other Property and Investments	3,847	2,750

Deferred Charges and Other Assets:
Deferred charges related to income taxes	11,941	12,125
Prepaid pension costs	18,375	18,167
Unamortized debt issuance expense	6,912	6,993
Unamortized loss on reacquired debt	10,000	10,201
Prepaid rent	14,287	14,758
Other	8,854	16,280

Total deferred charges and other assets	70,369	78,524

Total Assets	$1,464,641	$1,518,384

     The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$—	$80,000
Notes payable	34,939	—
Accounts payable —
Affiliated	26,113	21,259
Other	44,302	55,309
Customer deposits	8,215	11,863
Accrued taxes —
Income taxes	945	1,696
Other	13,241	42,834
Accrued interest	3,466	3,223
Accrued vacation pay	5,766	5,766
Accrued compensation	9,287	23,832
Regulatory clauses over recovery	26,439	31,118
Other	6,874	4,867

Total current liabilities	179,587	281,767

Long-term Debt	242,491	202,488

Long-term Debt Payable to Affiliated Trusts	36,082	—

Mandatorily Redeemable Preferred Securities	—	35,000

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	145,043	142,088
Deferred credits related to income taxes	22,894	23,279
Accumulated deferred investment tax credits	19,538	19,841
Employee benefit obligations	53,704	54,830
Plant Daniel lease guarantee obligation, at fair value	14,287	14,758
Plant Daniel capacity	60,300	60,300
Other cost of removal obligations	83,291	80,588
Miscellaneous regulatory liabilities	15,511	11,899
Other	27,319	27,248

Total deferred credits and other liabilities	441,887	434,831

Total Liabilities	900,047	954,086

Cumulative Preferred Stock	31,809	31,809

Common Stockholder’s Equity:
Common stock, without par value —
Authorized - 1,130,000 shares
Outstanding - 1,121,000 shares	37,691	37,691
Paid-in capital	292,807	292,515
Premium on preferred stock	326	326
Retained earnings	204,188	203,419
Accumulated other comprehensive loss	(2,227)	(1,462)

Total common stockholder’s equity	532,785	532,489

Total Liabilities and Stockholder’s Equity	$1,464,641	$1,518,384

     The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Net Income After Dividends on Preferred Stock	$17,319	$21,396
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $(474)	(765)	—

COMPREHENSIVE INCOME	$16,554	$21,396

     The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2004 vs. FIRST QUARTER 2003

RESULTS OF OPERATIONS

Earnings

Mississippi Power’s net income after dividends on preferred stock for the first quarter 2004 was $17.3 million compared to $21.4 million for the corresponding period of 2003. Earnings in the first quarter 2004 decreased by $4.1 million, or 19%, primarily due to lower wholesale revenues as a result of the termination of a contract with a subsidiary of Dynegy, Inc. in October 2003. See Note 3 to the financial statements of Mississippi Power under “Contract Termination” in Item 8 of the Form 10-K for additional information.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail sales	14,585	12.8
Sales for resale — non-affiliates	(4,625)	(6.6)
Sales for resale — affiliates	5,586	89.8
Fuel expense	25,401	49.7
Purchased power — affiliates	(3,016)	(14.8)
Maintenance expense	812	5.7
Depreciation and amortization	1,070	8.2
Interest expense	(967)	(25.6)
Income taxes	(2,547)	(18.9)

     Retail sales. Retail sales revenue for the first quarter 2004 increased when compared to the same period in 2003 primarily as a result of a $13.6 million increase in fuel revenues, which generally do not have an effect on income. Retail sales revenues, excluding fuel revenues, for the first quarter 2004 to residential, commercial and industrial customers increased 2.7%, 2.5% and 2.3%, respectively, primarily as a result of economic growth in the service area when compared to the same period in 2003.

     Sales for resale — non-affiliates. The decrease in sales for resale to non-affiliates in the first quarter 2004 as compared to the same period in 2003 is primarily due to the termination of a contract with a subsidiary of Dynegy, Inc. in October 2003. See Note 3 to the financial statements of Mississippi Power under “Contract Termination” in Item 8 of the Form 10-K for additional information.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Sales for resale — affiliates and Purchased power — affiliates. Revenues from sales for resale to affiliates, as well as purchases of energy from affiliates will vary depending on demand and the availability and cost of generating resources at each company within the Southern Company system. These transactions do not have a significant impact on earnings since the energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses. The increase in sales for resale to affiliates and the decrease in purchased power from affiliates is a result of Mississippi Power’s more economical generating costs when compared to others.

     Fuel expense. In the first quarter 2004, fuel expense increased when compared to the same period in 2003 as a result of a 16.5% increase in generation and a 57.6% increase in cost of oil and gas. Since energy expenses are generally offset by energy revenues through Mississippi Power’s retail and wholesale fuel cost recovery clauses, these expenses do not have a significant impact on earnings.

     Maintenance expense. The first quarter 2004 increase in maintenance expense when compared to the same period in 2003 is a result of increased generation by the combined cycle units at Plant Daniel. Maintenance expense for the combined cycle units is based on fired operating hours which were 36.8% higher in the first quarter 2004 when compared to the same period in 2003.

     Depreciation and amortization. The first quarter 2004 increase in depreciation and amortization expense when compared to the same period in 2003 is primarily the result of a true-up in 2003 related to the Environmental Compliance Overview (ECO) Plan. See Note 3 to Mississippi Power’s financial statements under “Environmental Compliance Overview Plan” in Item 8 of the Form 10-K for additional information.

     Interest expense. The decreased interest expense for the first quarter 2004 as compared to the same period in 2003 is a result of lower interest rates on securities outstanding and a reduction in accrued interest expense related to prior years’ income tax adjustments. See Item 7 — Management’s Discussion and Analysis – Financial Condition and Liquidity – “Financing Activities” of Mississippi Power in the Form 10-K and Financial Condition and Liquidity – “Financing Activities” herein for further information on efforts to reduce interest rates.

     Income taxes. The decrease in income taxes of $2.5 million, or 18.9%, is a result of the $6.7 million reduction in pretax net income when compared to the same period in 2003.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including Mississippi Power’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stricter environmental standards. Growth in energy sales is subject to a number of factors, which include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in the service area. For additional information relating to these issues, see Item 1 — Business – The SOUTHERN System — “Risk Factors” and Item 7 – Management’s Discussion and Analysis – “Future Earnings Potential” of Mississippi Power in the Form 10-K.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Environmental Matters

Mississippi Power’s 2004 ECO Plan filing was approved, as filed, by the Mississippi PSC on March 15, 2004 and resulted in a slight decrease in rates effective April 2004. Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot continue to be recovered. See Item 7 — Management’s Discussion and Analysis — “Future Earnings Potential — Environmental Matters” and Note 3 to the financial statements of Mississippi Power under “New Source Review Actions” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under the New Source Review litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date. On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review action against the TVA. With the denial of the EPA’s petition for review, the Court of Appeals’ decision is now final. An adverse outcome of this matter could require substantial capital expenditures and could possibly require substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

     Additionally, on April 15, 2004, the EPA announced proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology (BART) guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states, and therefore cannot be determined at this time.

FERC Matters

See Item 7 — Management’s Discussion and Analysis – “Future Earnings Potential – FERC Matters – Market-Based Rate Authority” and Note 3 to the financial statements of Mississippi Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. See Note (B) to the Condensed Financial Statements under “FERC Matters” herein for additional information. Southern Company is filing a request for rehearing of the FERC’s order. The final outcome of this matter cannot be determined at this time.

     See Item 7 — Management’s Discussion and Analysis — “Future Earnings Potential — FERC Matters” of Mississippi Power in the Form 10-K for information on the FERC’s order related to RTOs and the notice of proposed rulemaking regarding open access transmission service.

Other Matters

See Note 3 to Mississippi Power’s financial statements under “Retail Regulatory Filing” in Item 8 of the Form 10-K and Note (I) to the Condensed Financial Statements herein for information on Mississippi Power’s request to include 266 megawatts of Plant Daniel Units 3 and 4 generating capacity in jurisdictional cost of service. The final outcome of this matter cannot now be determined.

     Mississippi Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Mississippi Power’s business activities are subject to extensive governmental regulation related to

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Mississippi Power cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from any such current proceedings would have a material adverse effect on Mississippi Power’s financial statements.

     See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Mississippi Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Mississippi Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Mississippi Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See Item 7 — Management’s Discussion and Analysis — “Accounting Policies — Application of Critical Accounting Policies and Estimates” of the Form 10-K for a complete discussion of Mississippi Power’s critical accounting policies and estimates related to Electric Utility Regulation, Contingent Obligations, Plant Daniel Capacity and Plant Daniel Operating Lease. Also see Note (I) to the condensed financial statements herein for additional information related to Mississippi Power’s request to include the additional Plant Daniel capacity in jurisdictional cost of service.

New Accounting Standards

On March 31, 2004, Mississippi Power prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of Interpretation No. 46R had no impact on Mississippi Power’s net income. However, as a result of the adoption, Mississippi Power deconsolidated certain wholly-owned trusts established to issue preferred securities since Mississippi Power does not meet the definition of primary beneficiary established by Interpretation No. 46R. See Note (E) to the Condensed Financial Statements herein for additional information related to the adoption of Interpretation No. 46R.

Financial Condition and Liquidity

Overview

Major changes in Mississippi Power’s financial condition during the first three months of 2004 included the addition of approximately $15.6 million to utility plant financed primarily from operating activities, a reduction in current liabilities of $102.5 million and a $40.1 million increase in long-term debt as a result of re-financing activities. See Mississippi Power’s Condensed Statements of Cash Flows and “Financing Activities” herein for further details.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Capital Requirements and Contractual Obligations

See Item 7 — Management’s Discussion and Analysis — Financial Condition and Liquidity — “Capital Requirements and Contractual Obligations” of Mississippi Power in the Form 10-K for a description of Mississippi Power’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements.

Sources of Capital

In addition to the financing activities described herein, Mississippi Power plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings — if needed — will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 — Business — “Financing Programs” in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, Mississippi Power had at March 31, 2004, approximately $21.3 million of cash and cash equivalents and $100 million of unused committed credit arrangements with banks that expire in 2004. Approximately $37.5 million of these credit arrangements contain provisions allowing two-year term loans executable at the expiration date. Mississippi Power expects to renew its credit facilities, as needed, prior to expiration. The credit arrangements provide liquidity support to Mississippi Power’s obligations with respect to variable rate pollution control bonds and commercial paper. Mississippi Power may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Mississippi Power and other Southern Company subsidiaries. At March 31, 2004, Mississippi Power had $34.9 million in outstanding notes payable. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

Off-Balance Sheet Financing Arrangements

See Item 7 — Management’s Discussion and Analysis — “Financial Condition and Liquidity — Off-Balance Sheet Financing Arrangements” and Note 7 to the financial statements of Mississippi Power under “Operating Leases” in Item 8 of the Form 10-K for information related to Mississippi Power’s lease of a combined cycle generating facility at Plant Daniel.

Credit Rating Risk

Mississippi Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Market Price Risk

Mississippi Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Mississippi Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Due to cost-based rate regulation, Mississippi Power has limited exposure to market volatility in interest rates, commodity fuel prices and prices of electricity. To mitigate residual risks relative to movements in electricity prices, Mississippi Power enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Mississippi Power has also implemented retail fuel hedging programs at the instruction of its PSC and wholesale fuel hedging programs under agreements with wholesale customers. The fair values of derivative, fuel and energy contracts at March 31, 2004 were as follows:

First Quarter
2004
Changes
Fair Value
(in thousands)
Contracts beginning of period	$2,470
Contracts realized or settled	(733)
New contracts at inception	—
Changes in valuation techniques	—
Current period changes	3,884

Contracts at March 31, 2004	$5,621

	Source of March 31, 2004
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$5,621	$4,645	$976
External sources	—	—	—
Models and other methods	—	—	—

Contracts at March 31, 2004	$5,621	$4,645	$976

     For additional information, see Item 7 — Management’s Discussion and Analysis — “Financial Condition and Liquidity — Market Price Risk” of Mississippi Power in the Form 10-K and Notes 1 and 6 to the financial statements under “ Financial Instruments” of Mississippi Power in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein.

Financing Activities

In March 2004, Mississippi Power issued $40 million of Series F Floating Rate Senior Notes due March 9, 2009. The proceeds from this sale, along with other monies of Mississippi Power were used to repay at maturity $80 million aggregate principal amount of Mississippi Power’s Series D Floating Rate Senior Notes due March 12, 2004.

MISSISSIPPI POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In April 2004, Mississippi Power issued 1,200,000 Depositary Shares ($30 million aggregate stated capital) each representing one-fourth of a share of 5.25% Series Preferred Stock cumulative, par value $100 per share. The proceeds from this sale were primarily used to redeem various issues of higher cost preferred stock and the remainder was used for general corporate purposes.

     Mississippi Power plans to continue, to the extent possible, a program to retire higher-cost securities and replace these securities with lower-cost capital.

SAVANNAH ELECTRIC
AND
POWER COMPANY

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Operating Revenues:
Retail sales	$68,023	$63,546
Sales for resale —
Non-affiliates	1,410	1,926
Affiliates	2,437	2,324
Other revenues	965	1,078

Total operating revenues	72,835	68,874

Operating Expenses:
Fuel	10,484	11,425
Purchased power —
Non-affiliates	2,342	1,904
Affiliates	22,130	19,013
Other operations	14,101	13,099
Maintenance	6,431	5,910
Depreciation and amortization	5,204	5,061
Taxes other than income taxes	3,597	3,447

Total operating expenses	64,289	59,859

Operating Income	8,546	9,015
Other Income and (Expense):
Interest expense, net of amounts capitalized	(3,144)	(2,621)
Distributions on mandatorily redeemable preferred securities	(109)	(685)
Other income (expense), net	(347)	(209)

Total other income and (expense)	(3,600)	(3,515)

Earnings Before Income Taxes	4,946	5,500
Income taxes	1,798	1,991

Net Income	$3,148	$3,509

     The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$3,148	$3,509
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	5,739	5,582
Deferred income taxes and investment tax credits, net	1,516	(439)
Pension, postretirement, and other employee benefits	1,713	1,670
Tax benefit of stock options	263	101
Other, net	2,479	2,143
Changes in certain current assets and liabilities —
Receivables, net	5,420	5,284
Fossil fuel stock	122	(1,620)
Materials and supplies	(967)	16
Other current assets	(2,193)	(65)
Accounts payable	(2,275)	(5,911)
Accrued taxes	790	(46)
Accrued compensation	(3,129)	(4,107)
Other current liabilities	1,017	3,112

Net cash provided from operating activities	13,643	9,229

Investing Activities:
Gross property additions	(11,743)	(10,798)
Other	(796)	3,342

Net cash used for investing activities	(12,539)	(7,456)

Financing Activities:
Increase (decrease) in notes payable, net	6,695	(2,897)
Proceeds —
Pollution control bonds	—	13,870
Capital contributions from parent company	—	5,000
Redemptions —
Pollution control bonds	—	(13,870)
Other long-term debt	281	(225)
Mandatorily redeemable preferred securities	(40,000)	—
Payment of common stock dividends	(5,800)	(5,750)
Other	1,105	(71)

Net cash used for financing activities	(37,719)	(3,943)

Net Change in Cash and Cash Equivalents	(36,615)	(2,170)
Cash and Cash Equivalents at Beginning of Period	37,943	3,978

Cash and Cash Equivalents at End of Period	$1,328	$1,808

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $95 and $27 capitalized for 2004 and 2003, respectively)	$1,392	$1,724
Income taxes (net of refunds)	$774	$—

     The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$1,328	$37,943
Receivables —
Customer accounts receivable	17,687	19,674
Unbilled revenues	10,452	11,288
Other accounts and notes receivable	1,073	1,138
Affiliated companies	2,464	4,872
Accumulated provision for uncollectible accounts	(765)	(641)
Fossil fuel stock, at average cost	8,530	8,652
Materials and supplies, at average cost	10,038	9,070
Prepaid income taxes	24,982	24,419
Prepaid expenses	2,061	1,377
Other	2,131	623

Total current assets	79,981	118,415

Property, Plant, and Equipment:
In service	916,068	912,504
Less accumulated provision for depreciation	407,060	402,394

	509,008	510,110
Construction work in progress	22,517	14,121

Total property, plant, and equipment	531,525	524,231

Other Property and Investments	2,265	2,248

Deferred Charges and Other Assets:
Deferred charges related to income taxes	9,462	9,611
Cash surrender value of life insurance for deferred compensation plans	23,969	23,866
Unamortized debt issuance expense	4,481	5,652
Unamortized loss on reacquired debt	8,479	7,488
Other	17,499	18,410

Total deferred charges and other assets	63,890	65,027

Total Assets	$677,661	$709,921

     The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder's Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$958	$40,910
Notes payable	6,695	—
Accounts payable —
Affiliated	10,751	13,797
Other	14,015	13,147
Customer deposits	7,012	6,922
Accrued taxes —
Income taxes	521	1,172
Other	2,913	1,473
Accrued interest	4,222	2,802
Accrued vacation pay	2,547	2,530
Accrued compensation	2,523	5,652
Other	4,609	5,107

Total current liabilities	56,766	93,512

Long-term Debt	222,725	222,493

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	85,911	83,852
Deferred credits related to income taxes	9,550	9,804
Accumulated deferred investment tax credits	8,459	8,625
Employee benefit obligations	41,546	39,833
Other cost of removal obligations	37,907	36,843
Miscellaneous regulatory liabilities	13,968	12,932
Other	16,935	15,735

Total deferred credits and other liabilities	214,276	207,624

Total Liabilities	493,767	523,629

Common Stockholder’s Equity:
Common stock, par value $5 per share — Authorized - 16,000,000 shares Outstanding - 10,844,635 shares	54,223	54,223
Paid-in capital	24,680	24,417
Retained earnings	107,204	109,856
Accumulated other comprehensive loss	(2,213)	(2,204)

Total common stockholder’s equity	183,894	186,292

Total Liabilities and Stockholder’s Equity	$677,661	$709,921

     The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Net Income After Dividends on Preferred Stock	$3,148	$3,509
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $(20)	(33)	—
Less: Reclassification adjustment for amounts included in net income, net of tax of $15	24	—

COMPREHENSIVE INCOME	$3,139	$3,509

     The accompanying notes as they relate to Savannah Electric are an integral part of these condensed financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2004 vs. FIRST QUARTER 2003

RESULTS OF OPERATIONS

Earnings

Savannah Electric’s net income for the first quarter 2004 was $3.1 million compared to $3.5 million for the corresponding period of 2003. Earnings decreased by $0.4 million, or 10.3%, in the first quarter 2004, primarily due to higher operating expenses, partially offset by higher operating revenues.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Retail sales	4,477	7.0
Sales for resale — non-affiliates	(516)	(26.8)
Fuel expense	(941)	(8.2)
Purchased power — non-affiliates	438	23.0
Purchased power — affiliates	3,117	16.4
Other operation expense	1,002	7.6
Maintenance expense	521	8.8

     Retail sales. Excluding fuel revenues, which do not affect net income, retail sales revenue increased by $2.0 million, or 5.2%, in the first quarter 2004 when compared to the corresponding period in 2003. The first quarter 2004 increase in retail sales revenue is mainly attributed to a 3.4% increase in retail kilowatt-hour energy sales. Energy sales to residential and commercial customers were higher by 16.4% and 1.9%, respectively, mainly due to colder weather and growth in the number of customers when compared to the same period in 2003. Energy sales to industrial customers were lower by 16.6% in the first quarter 2004 compared to the first quarter 2003 primarily due to the installation of a cogeneration facility by one customer.

     Sales for resale — non-affiliates. In the first quarter 2004, revenues from sales for resale to non-affiliates is lower primarily due to fluctuations in off-system sale transactions that were generally offset by corresponding purchase transactions. These transactions had no significant effect on net income.

     Fuel expense. Fuel expense decreased in the first quarter 2004 primarily as a result of certain billing credits relating to the Plant McIntosh combustion turbines. Since fuel expenses are generally offset by fuel revenues through Savannah Electric’s fuel cost recovery clause, these expenses do not have a significant impact on net income.

     Purchased power — non-affiliates. In the first quarter 2004, the increase in purchased power from non-affiliates resulted from purchases used to meet a 103.1% increase in demand for energy from non-affiliates offset somewhat by a lower cost per kilowatt-hour. These transactions do not have a significant impact on earnings, as energy costs are generally recovered through Savannah Electric’s fuel cost recovery clause.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Purchased power — affiliates. Purchased power from affiliates increased in the first quarter 2004 as compared to the same period in the prior year partially as the result of an accounting order approved by the Georgia PSC in December 2002 which allows Savannah Electric to write-down a portion of the approximately $3.8 million annual deferral in Plant Wansley purchased power costs, which the Georgia PSC had ruled to be outside the test period in Savannah Electric’s base rate order. See Note 3 to the financial statements of Savannah Electric under “Retail Regulatory Matters” in Item 8 of the Form 10-K for additional information. The net impact of these transactions compared to the prior year was a $0.3 million increase to expense. Purchased power from affiliates also includes energy purchases which will vary depending on demand and cost of generation resources at each company and higher energy costs. These energy costs are recovered through the fuel cost recovery clause and have no significant impact on earnings.

     Other operation expense. The increase for the first quarter 2004 as compared to the same period in the prior year in other operation expense is attributed to an increase in administrative and general expenses primarily relating to accounting and auditing services, employee benefits expenses and regulatory expenses.

     Maintenance expense. The increase in the first quarter 2004 as compared to the same period in the prior year is mainly due to scheduled generating plant maintenance and an increase in maintenance on distribution facilities.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including Savannah Electric’s ability to maintain a stable regulatory environment, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stricter environmental standards. Growth in energy sales is subject to a number of factors, which include weather, competition, new energy contracts with neighboring utilities, energy conservation practiced by customers, the price of electricity, the price elasticity of demand, and the rate of economic growth in the service area. For additional information relating to these issues, see Item 1 — Business — The SOUTHERN System — “Risk Factors” and Item 7 — Management’s Discussion and Analysis — “Future Earnings Potential” of Savannah Electric in the Form 10-K.

Environmental Matters

Compliance costs related to the Clean Air Act and other environmental regulations could affect earnings if such costs cannot be recovered. See Management’s Discussion and Analysis — “Future Earnings Potential — Environmental Matters” in Item 7 of the Form 10-K and Note 3 to the financial statements of Savannah Electric under “New Source Review Actions” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under the New Source Review litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date. On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review action against the TVA. The case against Savannah Electric has been effectively stayed pending final resolution of the TVA appeal. With the denial of the EPA’s petition for review, the Court of Appeals’ decision is now final. An adverse outcome

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

in this case could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

     On April 21, 2004, the EPA published the final regional nitrogen oxide reduction rules applicable to the State of Georgia. These rules specify that Georgia must submit a revised state implementation plan by April 2005, and affected sources must comply with the reduction requirements by May 1, 2007. The impact of these regulations will depend on the development and approval of Georgia’s state implementation plan and cannot be determined at this time. Additionally, on April 15, 2004, the EPA announced proposed amendments to its Regional Haze rules with respect to Best Available Retrofit Technology (BART) guidelines and requirements. The impact of these regulations will depend on the development and implementation of the final rules and implementation by the states, and therefore cannot be determined at this time.

FERC Matters

See Management’s Discussion and Analysis — “Future Earnings Potential — FERC Matters — Market-Based Rate Authority” in Item 7 and Note 3 to the financial statements of Savannah Electric under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. See Note (B) to the Condensed Financial Statements under “FERC Matters” herein for additional information. Southern Company is filing a request for rehearing of the FERC’s order. The final outcome of this matter cannot be determined at this time.

     See to Item 7 — Management’s Discussion and Analysis — “Future Earnings Potential — FERC Matters” of Savannah Electric in the Form 10-K for information on plans to retire a 102 megawatt peaking facility in May 2005 and a fifteen-year PPA with Southern Power to purchase 200 megawatts of capacity beginning in June 2005 from the planned combined-cycle plant at Plant McIntosh to be built and owned by Southern Power. The annual capacity cost is expected to be approximately $15 million. See Note (C) to the Condensed Financial Statements herein for information regarding the FERC approval process for this PPA.

     See Item 7 — Management’s Discussion and Analysis — “Future Earnings Potential — FERC Matters” of Savannah Electric in the Form 10-K for information on the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service.

Other Matters

Savannah Electric is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Savannah Electric’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States. In particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. The ultimate outcome of such litigation against Savannah Electric cannot be predicted at this time; however, management does not anticipate that the liabilities, if any, arising from such current proceedings would have a material adverse effect on Savannah Electric’s financial statements.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Savannah Electric anticipates filing a base rate case in late 2004. See the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Savannah Electric prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Savannah Electric in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Savannah Electric’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See Item 7 — Management’s Discussion and Analysis — “Accounting Policies — Application of Critical Accounting Policies and Estimates” of Savannah Electric in the Form 10-K for a complete discussion of Savannah Electric’s critical accounting policies and estimates related to Electric Utility Regulation and Contingent Obligations.

New Accounting Standards

On March 31, 2004, Savannah Electric prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. See Note 6 to the financial statements of Savannah Electric under “Mandatorily Redeemable Preferred Securities” in Item 8 of the Form 10-K regarding Savannah Electric’s redemption of all outstanding preferred securities in January 2004 and the dissolution of the issuing trust. Therefore, the adoption of Interpretation No. 46R had no impact on Savannah Electric’s financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Major changes in Savannah Electric’s financial condition during the first three months of 2004 included the addition of approximately $11.7 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities and short-term debt. See Savannah Electric’s Condensed Statements of Cash Flows herein for further details.

Capital Requirements and Contractual Obligations

Reference is made to Item 7 — Management’s Discussion and Analysis — “Financial Condition and Liquidity” of Savannah Electric under “Capital Requirements and Contractual Obligations,” in the Form 10-K for a description of Savannah Electric’s capital requirements for its construction program, lease obligations, purchase commitments and trust funding requirements.

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Sources of Capital

Savannah Electric plans to obtain the funds required for construction and other purposes from sources similar to those used in the past including both internal and external funds. The amount, type and timing of any future financings — if needed — will depend upon market conditions and regulatory approval. See Item 1 — Business — “Financing Programs” in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, Savannah Electric had at March 31, 2004 approximately $1.3 million of cash and cash equivalents and $60 million of unused committed credit arrangements with banks, of which $40 million expires in 2004, $10 million expires in 2005 and $10 million expires in 2006 and beyond. Of the unused credit arrangements expiring in 2004 and 2005, $40 million include two year term loan options executable at the expiration date. The credit arrangements provide liquidity support to some of Savannah Electric’s obligations with respect to its variable rate debt and its commercial paper. Savannah Electric expects to renew its credit facilities, as needed, prior to expiration. Savannah Electric may also meet short-term cash needs through a Southern Company subsidiary organized to issue and sell commercial paper and extendible commercial notes at the request and for the benefit of Savannah Electric and other Southern Company subsidiaries. At March 31, 2004, Savannah Electric had $6.7 million of outstanding commercial paper. Since Savannah Electric has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

Credit Rating Risk

Savannah Electric does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

Market Price Risk

Savannah Electric’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Savannah Electric is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

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

SAVANNAH ELECTRIC AND POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The fair value of derivative energy contracts at March 31, 2004 was as follows:

First Quarter
2004
Changes
Fair Value
(in thousands)
Contracts beginning of period	$463
Contracts realized or settled	(1)
New contracts at inception	—
Changes in valuation techniques	—
Current period changes	1,497

Contracts at March 31, 2004	$1,959

	Source of March 31, 2004
	Valuation Prices
	Total	Maturity
	Fair Value	Year 1	1-3 Years
	(in thousands)
Actively quoted	$1,959	$1,757	$202
External sources	—	—	—
Models and other methods	—	—	—

Contracts at March 31, 2004	$1,959	$1,757	$202

     For additional information, see Item 7 — Management’s Discussion and Analysis — “Financial Condition and Liquidity — Market Price Risk” of Savannah Electric and Notes 1 and 6 to the financial statements of Savannah Electric under “Financial Instruments” in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein.

Financing Activities

Savannah Electric plans to evaluate, and to the extent possible, retire higher-cost debt and replace these securities with lower-cost capital.

SOUTHERN POWER COMPANY

SOUTHERN POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Operating Revenues:
Sales for resale —
Non-affiliates	$86,699	$50,269
Affiliates	86,795	55,290
Other revenues	2,111	1,880

Total Operating Revenues	175,605	107,439

Operating Expenses:
Fuel	30,335	20,038
Purchased power —
Non-affiliates	13,605	15,323
Affiliates	42,056	17,932
Other operations	14,725	5,908
Maintenance	3,012	2,177
Depreciation and amortization	12,778	6,544
Taxes other than income taxes	2,679	1,300

Total operating expenses	119,190	69,222

Operating Income	56,415	38,217
Other Income and (Expense):
Interest expense, net of amounts capitalized	(12,586)	(1,399)
Other income (expense), net	493	303

Total other income and (expense)	(12,093)	(1,096)

Earnings Before Income Taxes	44,322	37,121
Income taxes	17,137	14,363

Earnings Before Cumulative Effect of Accounting Change	27,185	22,758
Cumulative effect of accounting change — less income taxes of $231 thousand	—	367

Net Income	$27,185	$23,125

     The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Operating Activities:
Net income	$27,185	$23,125
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization	15,267	6,544
Deferred income taxes and investment tax credits, net	16,525	9,062
Deferred capacity revenues	(19,235)	(12,392)
Tax benefit of stock options	109	41
Other, net	(4,957)	844
Changes in certain current assets and liabilities —
Receivables, net	(9,435)	(1,857)
Fossil fuel stock	2,867	7,917
Materials and supplies	(508)	(79)
Other current assets	(161)	(1,544)
Accounts payable	(9,961)	(10,629)
Accrued taxes	2,884	1,764
Accrued interest	(16,166)	(12,618)

Net cash provided from operating activities	4,414	10,178

Investing Activities:
Gross property additions	(68,779)	(103,974)
Change in construction payables, net	(6,589)	(8,042)
Other	185	239

Net cash used for investing activities	(75,183)	(111,777)

Financing Activities:
Increase (decrease) in notes payable, net — affiliated	67,411	11,950
Increase (decrease) in notes payable, net	94	446,485
Proceeds — Capital contributions from parent company	—	113
Redemptions — Other long-term debt	—	(373,979)
Other	933	234

Net cash provided from financing activities	68,438	84,803

Net Change in Cash and Cash Equivalents	(2,331)	(16,796)
Cash and Cash Equivalents at Beginning of Period	2,798	19,474

Cash and Cash Equivalents at End of Period	$467	$2,678

Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $8,739 and $13,526 capitalized for 2004 and 2003, respectively)	$25,114	$12,767
Income taxes (net of refunds)	$1,684	$4,018

     The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Assets	2004	2003
	(in thousands)
Current Assets:
Cash and cash equivalents	$467	$2,798
Receivables —
Customer accounts receivable	10,501	10,772
Affiliated companies	23,506	14,130
Accumulated provision for uncollectible accounts	(350)	(350)
Other accounts receivable	600	270
Fossil fuel stock, at average cost	2,931	5,798
Materials and supplies, at average cost	8,632	8,123
Prepaid income taxes	12,432	11,222
Prepaid expenses	1,478	2,528
Other	534	1,174

Total current assets	60,731	56,465

Property, Plant, and Equipment:
In service	1,830,846	1,831,139
Less accumulated provision for depreciation	72,810	60,005

	1,758,036	1,771,134
Construction work in progress	573,169	504,097

Total property, plant, and equipment	2,331,205	2,275,231

Deferred Charges and Other Assets:
Unamortized debt issuance expense	17,433	18,315
Accumulated deferred income taxes	4,921	21,911
Prepaid maintenance expenses	24,224	21,728
Prepaid transmission expenses — affiliated	13,690	12,790
Other	2,885	2,845

Total deferred charges and other assets	63,153	77,589

Total Assets	$2,455,089	$2,409,285

     The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

	At March 31,	At December 31,
Liabilities and Stockholder’s Equity	2004	2003
	(in thousands)
Current Liabilities:
Securities due within one year	$200	$200
Notes payable	114,339	114,347
Notes payable to parent	67,411	—
Accounts payable —
Affiliated	35,335	51,442
Other	6,149	6,591
Accrued taxes other than income taxes	4,173	1,289
Accrued interest	13,846	30,012
Other	717	489

Total current liabilities	242,170	204,370

Long-term Debt	1,149,266	1,149,112

Deferred Credits and Other Liabilities:
Deferred capacity revenues—
Affiliated	9,727	28,799
Other	91	256
Other—
Affiliated	14,281	15,061
Other	143	211

Total deferred credits and other liabilities	24,242	44,327

Total Liabilities	1,415,678	1,397,809

Common Stockholder’s Equity:
Common stock, par value $.01 per share — Authorized - 1,000,000 shares Outstanding - 1,000 shares Paid-in capital	850,421	850,312
Retained earnings	244,811	217,626
Accumulated other comprehensive loss	(55,821)	(56,462)

Total common stockholder’s equity	1,039,411	1,011,476

Total Liabilities and Stockholder’s Equity	$2,455,089	$2,409,285

     The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
	(in thousands)
Net Income After Dividends on Preferred Stock	$27,185	$23,125
Other comprehensive income (loss):
Changes in fair value of qualifying hedges, net of tax of $(522) and $(2,400), respectively	(928)	(3,833)
Less: Reclassification adjustment for amounts included in net income, net of tax of $987 and $166, respectively	1,569	264

COMPREHENSIVE INCOME	$27,826	$19,556

     The accompanying notes as they relate to Southern Power are an integral part of these condensed financial statements.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST QUARTER 2004 vs. FIRST QUARTER 2003

RESULTS OF OPERATIONS

Earnings

Southern Power’s net income for first quarter 2004 was $27.2 million compared to $23.1 million for the corresponding period of 2003. The increase in first quarter 2004 earnings of $4.1 million, or 17.6%, was due primarily to increased wholesale capacity and energy revenues from units placed in service during 2003 (Plant Franklin Unit 2, Plant Harris Units 1 and 2 and Plant Stanton A). The increased revenues came from new PPAs with Alabama Power and Georgia Power for Plants Harris Unit 1 and Franklin Unit 2 that began in June 2003 and with the Stanton joint owners for Stanton A that began in October 2003. Additional sales of uncontracted capacity from Plant Harris Unit 2 also contributed to the increase.

     Significant income statement items appropriate for discussion include the following:

	Increase (Decrease)
	First Quarter
	(in thousands)%
Sales for resale — non-affiliates	$36,430	72.5
Sales for resale – affiliates	31,505	57.0
Fuel expense	10,297	51.4
Purchased power — non-affiliates	(1,718)	(11.2)
Purchased power – affiliates	24,124	134.5
Other operation expense	8,817	149.2
Depreciation and amortization	6,234	95.3
Interest expense, net of amounts capitalized	11,187	799.6

     Sales for resale — non-affiliates. In the first quarter 2004, revenues from sales for resale to non-affiliates were higher when compared to the corresponding period in 2003. This increase was due primarily to additional wholesale capacity and energy sales to non-affiliates as a result of commercial operation of Plant Harris Unit 2, which was placed into commercial operation in June 2003 and Plant Stanton A, which was placed into commercial operation in October 2003.

     Sales for resale — affiliates. During the first quarter 2004, sales for resale to affiliates increased primarily due to energy and capacity sales through PPAs with Alabama Power and Georgia Power that commenced in June 2003. Revenues from sales to affiliated companies through the Southern Company system power pool and energy sales under PPAs will vary depending on demand and the availability and cost of generating resources accessible throughout the Southern Company system.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Fuel expense. Fuel expense in the first quarter 2004 increased significantly when compared to the same period in 2003. The first quarter 2004 increase resulted primarily from commercial operation of Plant Harris Unit 2, and higher natural gas prices.

     Purchased power — non-affiliates. The decrease in purchased power from non-affiliates during the first quarter 2004 when compared to the first quarter 2003 is primarily due to the availability of lower cost energy from affiliates.

     Purchased power — affiliates. The availability of power at prices lower than Southern Power’s self-generation, which is primarily natural gas-fired, accounted for the first quarter 2004 increase in purchased power from affiliates when compared to the same period in the prior year. Expenses from purchased power transactions will vary depending on demand, availability and the cost of generating resources accessible throughout the Southern Company system.

     Other operation expense. During the first quarter 2004, other operation expense increased when compared to the same period in the prior year due mainly to administrative and general expenses associated with the commercial operation of Plant Franklin Unit 2 and Plant Harris Units 1 and 2, which were all placed into commercial operation in June 2003, and Plant Stanton A which was placed into commercial operation in October 2003.

     Depreciation and amortization. New generating units placed into service in June and October 2003, are the main drivers for the increases in depreciation and amortization in the first quarter 2004 as compared to the corresponding period in the prior year.

     Interest expense, net of amounts capitalized. In the first quarter 2004, interest expense, net of amounts capitalized increased when compared to the same period in 2003 due to an increase in the amount of senior notes outstanding and a lower percentage of interest costs being capitalized as projects have reached completion.

Future Earnings Potential

The results of operations are not necessarily indicative of future earnings. The level of future earnings depends on numerous factors including completion of construction on new generating facilities, regulatory matters including those related to affiliate contracts, energy sales, creditworthiness of customers, total generating capacity available in the Super Southeast and the remarketing of capacity. Another major factor is federal regulatory policy, which may impact Southern Power’s level of participation in the wholesale energy market. For additional information relating to these issues, see Item 1 - Business – The SOUTHERN System — “Risk Factors” and Item 7 – Management’s Discussion and Analysis – “Future Earnings Potential” of Southern Power in the Form 10-K.

     See Item 7 — Management’s Discussion and Analysis – “Future Earnings Potential – General” and “Power Sales Agreements” of Southern Power in the Form 10-K for additional information on long-term power sales agreements and PPAs. Southern Power’s PPAs with non-affiliated counterparties have provisions that require the posting of collateral or an acceptable substitute guarantee in the event that S&P or Moody’s downgrades the credit ratings of such counterparty to below-investment grade, or, if the counterparty is not rated, fails to maintain a minimum coverage ratio. The PPAs are expected to provide Southern Power with a stable source of revenue during their respective terms.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In June 2003, Southern Power placed Plant Franklin Unit 2 and Plant Harris Units 1 and 2 into commercial operation. In October 2003, Southern Power placed Plant Stanton A into commercial operation. In June 2004, the PPA with Georgia Power for the remaining 200 MW of uncontracted capacity at Plant Franklin Unit 2 will begin. Also, in June 2004, the PPA with Georgia Power for Plant Harris Unit 2 will begin. PPAs for the other units became effective upon commercial operation. As these PPAs become effective, the opportunity for external sales out of uncontracted capacity will decline significantly. Plant McIntosh Units 10 and 11 are under construction and are scheduled to be completed in June 2005. See Note 3 to Southern Power’s financial statements under “FERC Matters” in Item 8 of the Form 10-K and Note (C) to the Condensed Financial Statements herein for information regarding the FERC approval process for Southern Power’s PPAs with Georgia Power and Savannah Electric for Plant McIntosh Units 10 and 11. Southern Power is also completing limited construction activities on Plant Franklin Unit 3 to preserve the long-term viability of the project but has deferred final completion until the 2008-2011 period. See Note 3 to Southern Power’s financial statements under “Uncontracted Generating Capacity” in Item 8 of the Form 10-K for additional information. The final outcome of these matters cannot now be determined.

     See Item 7 — Management’s Discussion and Analysis — “Future Earnings Potential — FERC Matters” of Southern Power in the Form 10-K for information on the FERC’s order related to RTOs and the FERC’s notice of proposed rulemaking regarding open access transmission service.

     See Management’s Discussion and Analysis – “Future Earnings Potential – FERC Matters – Market-Based Rate Authority” in Item 7 and Note 3 to the financial statements of Southern Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. See Note (B) to the Condensed Financial Statements under “FERC Matters” herein for additional information. Southern Company is filing a request for rehearing of the FERC’s order. The final outcome of this matter cannot be determined at this time.

     See Item 7 — Management’s Discussion and Analysis – “Future Earnings Potential — Environmental Matters” of Southern Power in the Form 10-K for information on the development by federal and state environmental regulatory agencies of additional control strategies for emission of air pollution from industrial sources, including electric generating facilities. Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered.

     Southern Power is subject to certain claims and legal actions arising in the ordinary course of business. In addition, Southern Power’s business activities are subject to extensive governmental regulation related to public health and the environment. Litigation over environmental issues and claims of various types, including property damage, personal injury and citizen enforcement of environmental requirements, has increased generally throughout the United States; in particular, personal injury claims for damages caused by alleged exposure to hazardous materials have become more frequent. No such litigation is currently pending against Southern Power.

     See also the Notes to the Condensed Financial Statements herein for discussion of various contingencies and other matters which may affect future earnings potential.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ACCOUNTING POLICIES

Application of Critical Accounting Policies and Estimates

Southern Power prepares its financial statements in accordance with accounting principles generally accepted in the United States. Significant accounting policies are described in Note 1 to the financial statements of Southern Power in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Power’s results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See Item 7 –Management’s Discussion and Analysis – “Accounting Policies — Application of Critical Accounting Policies and Estimates” of Southern Power in the Form 10-K for a complete discussion of Southern Power’s critical accounting policies and estimates related to Revenue Recognition and Asset Impairments.

FINANCIAL CONDITION AND LIQUIDITY

Overview

The major change in Southern Power’s financial condition during the first three months of 2004 was the addition of approximately $69 million to utility plant related to on-going construction of Southern Power’s combined-cycle units. The funds for these additions were provided by subordinated loans from Southern Company and ongoing operations. See Southern Power’s Condensed Statements of Cash Flows herein for further details.

Capital Requirements and Contractual Obligations

Reference is made to Item 7 — Management’s Discussion and Analysis — “Financial Condition and Liquidity — Capital Requirements and Contractual Obligations” of Southern Power in the Form 10-K for a description of Southern Power’s capital requirements for its construction program, maturing debt, purchase commitments and long-term service agreements.

Sources of Capital

Southern Power’s current liabilities exceed current assets because of the continued use of short-term debt as an interim funding source for Southern Power’s ongoing construction program and the seasonality of the electricity business. In February 2003, Southern Power initiated a commercial paper program to fund a portion of the construction costs of new generating facilities. The amount of commercial paper initially represented approximately 45% of total debt, but is forecasted to be less than 20% at year-end 2005. Southern Power’s strategy is to refinance most of such short-term borrowings with long-term securities following commercial operation of the generating facilities. At March 31, 2004, Southern Power had outstanding $114.3 million in commercial paper. See Note 6 to the financial statements of Southern Power under “Commercial Paper” in Item 8 of the Form 10-K for additional information.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     To meet liquidity and capital resource requirements, Southern Power had at March 31, 2004 approximately $650 million of an unused committed credit arrangement with banks expiring in 2006. This arrangement also provides liquidity support for Southern Power’s commercial paper program (as discussed above). Amounts drawn under the arrangements may be used to finance acquisition and construction costs related to gas-fired electric generating facilities and for general corporate purposes, subject to borrowing limitations for each generating facility. The arrangements permit Southern Power to fund construction of future generating facilities upon meeting certain requirements. Southern Power expects to renew its credit facility, as needed, prior to expiration. Financing of construction at the McIntosh facility is subject to FERC approval of the related PPAs. Reference is made to Note (C) to the Condensed Financial Statements herein for information regarding the FERC approval process for Southern Power’s PPAs with Georgia Power and Savannah Electric for Plant McIntosh Units 10 and 11. Southern Power also has access to loans from Southern Company to meet any additional Plant McIntosh funding needs should other funding sources not be adequate.

Credit Rating Risk

Southern Power does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are contracts that could require collateral — but not accelerated payment — in the event of a credit rating change to below investment grade. These contracts are primarily for physical electricity purchases and sales, fixed-price physical gas purchases and agreements covering interest rate swaps. Generally, collateral may be provided by a Southern Company guaranty, letter of credit or cash. At March 31, 2004, the maximum potential collateral requirements were approximately $172 million.

Market Price Risk

Southern Power’s market risk exposures relative to interest rate changes have not changed materially compared with the December 31, 2003 reporting period. In addition, Southern Power is not aware of any facts or circumstances that would significantly affect such exposures in the near term.

     Because energy from Southern Power’s generating facilities is primarily sold under long-term PPAs with tolling agreements and provisions shifting substantially all of the responsibility for fuel cost to the purchasers, Southern Power’s exposure to market volatility in commodity fuel prices and prices of electricity is limited. To mitigate residual risks in those areas, Southern Power enters into fixed-price contracts for the sale of electricity. Unrealized gains and losses on electric and gas contracts qualifying as cash flow hedges of anticipated purchases and sales are deferred in Other Comprehensive Income.

SOUTHERN POWER COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The fair values of derivative energy contracts at March 31, 2004 were as follows:

First Quarter
2004
Changes
Fair Value
(in thousands)
Contracts beginning of period	$665
Contracts realized or settled	(665)
New contracts at inception	—
Current period changes	(203)

Contracts at March 31, 2004	$(203)

     At March 31, 2004, all of these contracts mature within one year and are based on actively quoted market prices. For additional information, see Item 7 - Management’s Discussion and Analysis – “Financial Condition and Liquidity— Market Price Risk” and Notes 1 and 6 to the financial statements under “Financial Instruments” of Southern Power in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SAVANNAH ELECTRIC AND POWER COMPANY
SOUTHERN POWER COMPANY

INDEX TO APPLICABLE NOTES TO
FINANCIAL STATEMENTS BY REGISTRANT

Registrant	Applicable Notes

Southern Company	A, B, C, D, E, F, G, H, I, J, L

Alabama Power	A, B, D, E, G, H

Georgia Power	A, B, C, D, E, G, H

Gulf Power	A, B, D, E, G, H

Mississippi Power	A, B, D, E, G, H, I

Savannah Electric	A, B, C, D, G, H, K

Southern Power	A, B, C, G

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
ALABAMA POWER COMPANY
GEORGIA POWER COMPANY
GULF POWER COMPANY
MISSISSIPPI POWER COMPANY
SAVANNAH ELECTRIC AND POWER COMPANY
SOUTHERN POWER COMPANY

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A)	The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant’s management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results of operations for the periods ended March 31, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. Disclosure which would substantially duplicate the disclosure in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are omitted from this Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. Due to seasonal variations in the demand for energy, operating results for the periods presented do not necessarily indicate operating results for the entire year.

(B)	See Note 3 to the financial statements of each of the registrants in Item 8 and “Legal Proceedings” in Item 3 of the Form 10-K for information relating to various lawsuits and other contingencies.

NEW SOURCE REVIEW ACTIONS

See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric under “New Source Review Actions” and of Southern Company and Georgia Power under “Plant Wansley Environmental Litigation” in Item 8 of the Form 10-K. As of March 15, 2004, civil penalties under the Clean Air Act were increased prospectively to a maximum of $32,500 per day, per violation. To the extent alleged violations under either the New Source Review Litigation or Plant Wansley Environmental Litigation are deemed to be continuing, this increased civil penalty amount could apply to such violations found to continue after that date. On May 3, 2004, the U.S. Supreme Court denied the EPA’s petition to review the Eleventh Circuit Court of Appeals’ decision in the EPA’s similar New Source Review action against the TVA. The cases against Alabama Power, Georgia Power and Savannah Electric have been effectively stayed pending final resolution of the TVA appeal. With the denial of the EPA’s petition for review, the Court of Appeals’ decision is now final. An adverse outcome in any one of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. This could affect future results of operations, cash flows, and possibly financial condition if such costs are not recovered through regulated rates.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

MIRANT RELATED MATTERS

See Note 3 to the financial statements of Southern Company under “Mirant Related Matters — Mirant Bankruptcy” in Item 8 and Management’s Discussion and Analysis – “Future Earnings Potential — Other Matters” of Southern Company in Item 7 of the Form 10-K. On April 7, 2004, the U.S. Bankruptcy Court judge presiding over Mirant’s proceedings ordered that an examiner be appointed and identified a number of duties for the examiner, including preliminary investigation of potential causes of action against insiders, past or present, of Mirant. On April 13, 2004, the judge approved the appointment of William K. Snyder as examiner. In an April 29, 2004 Order, the judge further defined the duties of the examiner, including the investigation of any potential causes of action or any basis for objecting to or subordinating any claim that may be available to Mirant against any past or present insider or any member of a committee appointed in Mirant’s bankruptcy proceeding. As a former shareholder of Mirant, Southern Company could be considered a past insider. The final outcome of these matters cannot now be determined.

See Note 3 to Southern Company’s financial statements in Item 8 of the Form 10-K under “Mirant Bankruptcy” and Note 5 to Southern Company’s financial statements in Item 8 of the Form 10-K for information related to potential contingent liabilities as a result of Mirant’s inclusion in the consolidated federal income tax return prior to the spin-off. In connection with the audit of tax years 2000 and 2001, the IRS has preliminarily indicated that they may challenge certain tax deductions arising from Mirant’s operations prior to the spin-off. The ultimate outcome of this matter cannot now be determined.

See Note 3 to the financial statements of Southern Company under “Mobile Energy Services’ Petition for Bankruptcy” in Item 8 of the Form 10-K. On April 29, 2004, Mobile Energy Services Holdings (MESH) sold the electric generating facility. In connection with the sale, the pulp and paper complex owners released Southern Company from its contingent obligations associated with the guarantee of certain potential environmental obligations and with the potential obligation to fund a maintenance reserve account. Southern Company simultaneously released MESH from its indemnification obligations.

FERC MATTERS

See Note 3 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric and Southern Power under “FERC Matters” in Item 8 of the Form 10-K. On April 14, 2004, the FERC issued an order that abandoned the SMA test and adopted a new interim analysis for measuring generation market power. This new interim approach includes a pivotal supplier analysis and a wholesale market share analysis, the results of which provide a rebuttable presumption regarding generation market power. The FERC’s order also sets forth procedures for rebutting these presumptions and addresses mitigation measures for those entities that are found to have market power. In the absence of specific mitigation measures, the order includes several cost-based mitigation measures that would apply by default. The FERC also initiated a new rulemaking proceeding that, among other things, will adopt a final methodology for assessing generation market power. Southern Company, the retail operating companies, and Southern Power believe that it may be difficult for a traditional utility company, or affiliate thereof, with a significant load service obligation and generation to satisfy that obligation to pass all aspects of the market power screens as currently designed; however, each of the companies believes that it has appropriate basis to rebut the generation market power presumption. In the event that FERC’s default mitigation measures are ultimately applied, Southern Power and the retail operating companies may be required to charge cost-based rates, which may be lower than negotiated market-based rates. Southern Company is filing a request for

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

rehearing of the FERC’s order. The final outcome of this matter will depend on the form in which the final methodology for assessing generation market power and mitigation rules may be ultimately adopted and cannot be determined at this time.

INCOME TAX MATTERS

See Note 3 to Southern Company’s financial statements under “Income Tax Issues — Leveraged Lease Transactions” in Item 8 of the Form 10-K. In connection with their current audits of Southern Company’s consolidated federal income tax returns for the 2000 and 2001 tax years, the IRS has indicated that they intend to propose a similar adjustment of $18 million to disallow the tax losses associated with the international leveraged lease transaction originally challenged in their 1996-1999 audits. The IRS has also preliminarily indicated that they may challenge Southern Company’s other three international leveraged lease transactions (so-called SILO or sale-in-lease-out transactions). See Note 1 to Southern Company’s financial statements under “Leveraged Leases” in Item 8 of the Form 10-K for additional details of the deferred taxes related to these transactions. The ultimate outcome of these matters cannot now be determined

(C)	See Note 3 under “FERC Matters” to the financial statements of Georgia Power, Savannah Electric and Southern Power, in Item 8 of the Form 10-K for information regarding PPAs between Southern Power and Georgia Power and Savannah Electric for Plant McIntosh capacity.

In April 2003, Southern Power applied for FERC approval of these PPAs. In July 2003, the FERC accepted the PPAs to become effective June 1, 2005, subject to refund, and ordered that hearings be held. The hearings previously scheduled to commence on March 1, 2004 were postponed pending the outcome of settlement negotiations. Settlement negotiations have been terminated and hearings have been rescheduled to begin on May 25, 2004. Management believes that the PPAs should be approved by the FERC; however, the ultimate outcome of this matter cannot now be determined.

(D)	See Note 1 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric under “Asset Retirement Obligations and Other Costs of Removal” in Item 8 of the Form 10-K. The following table reflects the details of the Asset Retirement Obligations included in the Condensed Balance Sheets.

	Balance at	Liabilities	Liabilities		Cash Flow	Balance at
	12/31/03	Incurred	Settled	Accretion	Revisions	03/31/04
	(in millions)
Alabama Power	$359	$—	$—	$6	$—	$365
Georgia Power	476	—	(1)	8	—	483
Gulf Power	4	—	—	—	—	4
Mississippi Power	2	—	—	—	1	3
Savannah Electric	4	—	—	—	—	4

Southern Company	$845	$—	$(1)	$14	$1	$859

(E)	On March 31, 2004, Southern Company prospectively adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which requires the primary beneficiary of a variable interest entity to consolidate the related assets and liabilities. The adoption of Interpretation No. 46R had no impact on Southern Company’s net income. However, as a result of the adoption, Southern Company and the retail operating companies deconsolidated certain wholly-owned trusts established to issue preferred securities since Southern Company and the retail operating companies do not meet the

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

definition of primary beneficiary established by Interpretation No. 46R. Therefore, the investments in these trusts are reflected as Equity Investments in Unconsolidated Subsidiaries for Alabama Power and Georgia Power and as Other Investments for Southern Company, Gulf Power and Mississippi Power. The related loans from the trusts to Southern Company and the retail operating companies are reflected as Notes Payable to Affiliated Trusts on the accompanying Balance Sheets. This treatment resulted in the following increases in both total assets and total liabilities as of March 31, 2004 (in millions):

Alabama Power	$9
Georgia Power	29
Gulf Power	2
Mississippi Power	1

Southern Company	$60

In addition, Southern Company consolidated its 85% limited partnership investment in an energy/telecom venture capital fund that was previously accounted for under the equity method. At March 31, 2004, Southern Company’s investment totaled $25 million; Southern Company has committed to a maximum investment of $75 million. The assets of the venture capital fund are included in Cash and Other Investments on the accompanying Condensed Balance Sheets.

(F)	See Note 1 under “Stock Options” and Note 8 under “Stock Option Plan” to the financial statements of Southern Company in Item 8 of the Form 10-K for information regarding non-qualified employee stock options provided by Southern Company. Southern Company accounts for options granted in accordance with Accounting Principles Board Opinion No. 25; thus, no compensation expense is recognized because the exercise price of all options granted equaled the fair market value on the date of the grant. The estimated fair values of stock options granted during the three-month periods ending March 31, 2004 and 2003 have been derived using the Black-Scholes stock option pricing model. The following table shows the assumptions and the weighted average fair values of these stock options:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Interest Rate	3.1%	2.7%
Average expected life of stock options (in years)	5.0	4.3
Expected volatility of common stock	19.7%	23.6%
Expected annual dividends on common stock	$1.40	$1.37
Weighted average fair value of stock options granted	$3.29	$3.59

     The pro forma impact of fair-value accounting for options granted on net income is as follows:

	As Reported	Pro Forma
Three Months Ended March 31, 2004
Net income (in millions)	$331	$326
Earnings per share (dollars):
Basic	$0.45	$0.44
Diluted	$0.45	$0.44
Three Months Ended March 31, 2003
Net income (in millions)	$298	$294
Earnings per share (dollars):
Basic	$0.41	$0.41
Diluted	$0.41	$0.41

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Diluted Earnings Per Share

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
	(in thousands)
As Reported Shares	736,638	718,943
Effect of options	4,965	5,948
Diluted Shares	741,603	724,891

(G)	See Note 6 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Savannah Electric and Southern Power under “Financial Instruments” in Item 8 of the Form 10-K. At March 31, 2004, the fair value of derivative energy contracts was reflected in the financial statements as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah	Southern
	Company	Power	Power	Power	Power	Electric	Power
	Amounts
	(in thousands)
Regulatory liabilities, net	$43,110	$18,078	$10,526	$5,673	$6,859	$1,974	$—
Other comprehensive income (loss)	606	(226)	—	—	(1,239)	(15)	(216)
Net income	(204)	6	7	1	1	—	13

Total fair value	$43,512	$17,858	$10,533	$5,674	$5,621	$1,959	$(203)

For the three months ended March 31, 2004 and 2003, the amounts recognized in income for Southern Company, Alabama Power, Georgia, Power, Gulf Power, Mississippi Power, Savannah Electric and Southern Power were immaterial.

In addition, approximately $2.7 million in pre-tax gains will be reclassified from Other Comprehensive Income to Fuel Expense by Southern Company for the twelve month period ended March 31, 2005.

At March 31, 2004, Southern Company had $3.4 billion notional amount of interest rate swaps outstanding with net fair value gains of $21.1 million as follows:

Fair Value Hedges

	Notional	Fixed Rate	Variable Rate	Maturity	Fair Value Gain (Loss)
	Amount	Received	Paid	Date	March 31, 2004
					(in millions)
Southern Company	$400 million	5.3%	6-month LIBOR (in arrears) less 0.103%	February 2007	$31.3
Southern Company	$40 million	7.625%	6-month LIBOR (in arrears) plus 2.9225%	December 2009	$2.2

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

Cash Flow Hedges

			Weighted
		Variable	Average		Fair Value
	Notional	Rate	Fixed Rate	Maturity	Gain (Loss)
	Amount	Received	Paid	Date	March 31, 2004
					(in millions)
Variable Rate Securities
Southern Company	$200 million	1-month LIBOR	3.1975%	June 2004	$(1.0)
Alabama Power	$536 million	BMA Index	2.007%	January 2007	$(1.6)
Alabama Power	$195 million	3-month LIBOR	1.89%	April 2006	$(0.3)
Alabama Power	$250 million	3-month LIBOR	3.9198%	September 2009	$(5.0)
Alabama Power	$220 million	3-month LIBOR	3.4145%	November 2007	$(3.0)
Alabama Power	$150 million	3-month LIBOR	5.051%	April 2034	$1.0
Georgia Power	$250 million	3-month LIBOR plus 0.125%	1.96%	February 2005	$(1.4)
Georgia Power	$50 million	3-month LIBOR plus 0.10%	1.5625%	January 2005	$(0.1)
Georgia Power	$873 million	BMA Index	1.3878%	December 2004	$(1.5)
Georgia Power	$250 million	3-month LIBOR	4.6629%	February 2015	$0.6
Savannah Electric	$20 million	3-month LIBOR plus 0.375%	2.055%	December 2004	$(0.1)

For the twelve month period ended March 31, 2005, the following table reflects the estimated pre-tax losses that will be reclassified from Other Comprehensive Income to Interest Expense.

(in Millions)
Alabama Power	$(11.6)
Georgia Power	(4.1)
Gulf Power	(0.3)
Mississippi Power	—
Savannah Electric	(0.1)
Southern Power	(10.6)

Southern Company	$(27.8)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(H)	See Note 2 to the financial statements of Southern Company, Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric in Item 8 of the Form 10-K. Components of the pension plans’ and postretirement plans’ net periodic costs for the three-month periods ending March 31, 2004 and 2003 are as follows:

	Southern	Alabama	Georgia	Gulf	Mississippi	Savannah
	Company	Power	Power	Power	Power	Electric
PENSION PLANS (in millions)

Three Months Ended March 31, 2004

Service cost	$32	$8	$10	$1	$2	$1
Interest cost	68	18	26	3	3	1
Expected return on plan assets	(113)	(35)	(45)	(5)	(5)	(1)
Recognized net gain	(1)	(1)	(1)	—	—	—
Net amortization	4	1	2	—	—	—
Net cost (income)	$(10)	$(9)	$(8)	$(1)	$—	$1

Three Months Ended March 31, 2003

Service cost	$29	$7	$10	$1	$1	$1
Interest cost	65	17	25	3	3	1
Expected return on plan assets	(112)	(35)	(45)	(5)	(4)	(1)
Recognized net gain	(11)	(3)	(5)	—	—	—
Net amortization	4	1	2	—	—	—
Net cost (income)	$(25)	$(13)	$(13)	$(1)	$—	$1

POSTRETIREMENT PLANS (in millions)

Three Months Ended March 31, 2004

Service cost	$7	$2	$2	$—	$—	$—
Interest cost	24	6	11	1	1	1
Expected return on plan assets	(12)	(4)	(6)	—	—	—
Net amortization	9	2	5	—	—	—
Net cost (income)	$28	$6	$12	$1	$1	$1

Three Months Ended March 31, 2003

Service cost	$6	$2	$2	$—	$—	$—
Interest cost	23	6	10	1	1	1
Expected return on plan assets	(12)	(4)	(6)	—	—	—
Net amortization	8	2	4	—	—	—
Net cost (income)	$25	$6	$10	$1	$1	$1

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)

(I)	See Note 3 to the financial statements in Item 8 of the Form 10-K for Southern Company under “Mississippi Power Regulatory Filing” and Mississippi Power under “Retail Regulatory Filing” in Item 8 of the Form 10-K regarding Mississippi Power’s request with the Mississippi PSC to include 266 megawatts of Plant Daniel Units 3 and 4 generating capacity not currently included in jurisdictional cost of service. The Mississippi PSC held hearings in April 2004 and a final decision in this matter is pending. The ultimate outcome of this matter cannot now be determined.

(J)	See Note 1 to Southern Company’s financial statements under “Leveraged Leases” in Item 8 of the Form 10-K. In April 2004, Southern Company entered into a commitment with KeySpan Corporation for the purchase and subsequent leaseback of the Ravenswood Expansion Facility, a 250 megawatt combined cycle gas turbine facility in New York, New York. The cost of the facility is estimated at $375 million. Southern Company’s net investment in the leveraged lease is currently anticipated to be approximately $70 million. The transaction is projected to close in the second quarter of 2004.

(K)	On March 23, 2004, Savannah Electric submitted a request to the Georgia PSC for an accounting order which, if approved by the Georgia PSC, would allow for the cost of a coal transloader currently under construction to be amortized over twenty-four months through fuel expense and recovered through Savannah Electric’s fuel cost recovery clause. This transloader will allow foreign coal to be off-loaded from ships at Savannah Electric’s Plant Kraft dock, and then transferred by rail to Savannah Electric’s Plant McIntosh. The total cost of the transloader, including carrying costs, is expected to be approximately $4.0 million.

(L)	Southern Company’s reportable business segment is the sale of electricity in the Southeast by the five retail operating companies and Southern Power. The All Other column includes parent Southern Company, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include investments in synthetic fuels and leveraged lease projects, telecommunications, energy-related services and natural gas marketing. Intersegment revenues are not material. Financial data for business segments and products and services for the periods covered in the Form 10-Q are as follows:

	Electric Utilities
	Retail
	Operating	Southern			All	Reconciling
	Companies	Power	Eliminations	Total	Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2004:
Operating revenues	$2,542	$176	$(130)	$2,588	$173	$(7)	$2,754
Segment net income (loss)	272	27	—	299	33	(1)	331
Total assets at March 31, 2004	$31,602	$2,455	$(96)	$33,961	$1,825	$(419)	$35,367

Three Months Ended March 31, 2003:
Operating revenues	$2,366	$107	$(73)	$2,400	$153	$(5)	$2,548
Segment net income (loss)	264	23	—	287	11	—	298
Total assets at December 31, 2003	$31,412	$2,409	$(122)	$33,699	$1,671	$(325)	$35,045

Products and Services

	Electric Utilities Revenues
Period	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended March 31, 2004	$2,144	$351	$93	$2,588
Three Months Ended March 31, 2003	1,974	334	92	2,400

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings.

See the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which Southern Company and its reporting subsidiaries are involved.

Item 2.	Changes in Securities, Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2004, Alabama Power issued to Southern Company, in a private placement, 500,000 shares of Alabama Power’s common stock, $40.00 par value per share, for a price of $40.00 per share ($20,000,000 aggregate purchase price). There were no underwriting discounts or commissions. The issuance to Southern Company was exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act because it was a transaction by an issuer that did not involve a public offering. The proceeds from the sale were used by Alabama Power for general corporate purposes.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

(3)	Articles of Incorporation and By-Laws

Georgia Power

(c) 1	-	By-laws of Georgia Power as amended effective August 20, 2003, and as presently in effect.

(24)	Power of Attorney and Resolutions

Southern Company

(a) 1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 1-3526 as Exhibit 24(a) and incorporated herein by reference.)

Alabama Power

(b) 1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 1-3164 as Exhibit 24(b) and incorporated herein by reference.)

Georgia Power

(c) 1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 1-6468 as Exhibit 24(c) and incorporated herein by reference.)

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits. (Continued)

Gulf Power

(d) 1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 0-2429 as Exhibit 24(d) and incorporated herein by reference.)

Mississippi Power

(e) 1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 001-11229 as Exhibit 24(e) and incorporated herein by reference.)

Savannah Electric

(f) 1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 1-5072 as Exhibit 24(f) and incorporated herein by reference.)

Southern Power

(g) 1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2003, File No. 333-98553 as Exhibit 24(g) and incorporated herein by reference.)

(31)	Section 302 Certifications

Southern Company

(a) 1	-	Certificate of Southern Company’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(a) 2	-	Certificate of Southern Company’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b) 1	-	Certificate of Alabama Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b) 2	-	Certificate of Alabama Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

(c) 1	-	Certificate of Georgia Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits. (Continued)

(c) 2	-	Certificate of Georgia Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d) 1	-	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(d) 2	-	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e) 1	-	Certificate of Mississippi Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(e) 2	-	Certificate of Mississippi Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Savannah Electric

(f) 1	-	Certificate of Savannah Electric’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(f) 2	-	Certificate of Savannah Electric’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

(g) 1	-	Certificate of Southern Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(g) 2	-	Certificate of Southern Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

Southern Company

(a)	-	Certificate of Southern Company’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

(b)	-	Certificate of Alabama Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits. (Continued)

Georgia Power

(c)	-	Certificate of Georgia Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Gulf Power

(d)	-	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

(e)	-	Certificate of Mississippi Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Savannah Electric

(f)	-	Certificate of Savannah Electric’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

(g)	-	Certificate of Southern Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The registrants collectively and separately furnished Current Reports on Form 8-K dated January 29, 2004:

Item reported: Financial statements filed:	Item 12 None

Alabama Power filed Current Reports on Form 8-K dated February 5, 2004 and February 10, 2004:

Items reported: Financial statements filed:	Items 5 and 7 None

Georgia Power filed Current Reports on Form 8-K dated January 12, 2004, January 15, 2004 and February 12, 2004:

Item reported: Financial statements filed:	Items 5 and 7 None

Mississippi Power filed Current Reports on Form 8-K both dated March 3, 2004:

Items reported: Financial statements filed:	Items 5 and 7 None

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

Date: May 6, 2004

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

Date: May 6, 2004

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

Date: May 6, 2004

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

Date: May 6, 2004

MISSISSIPPI POWER COMPANY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

MISSISSIPPI POWER COMPANY

By	Anthony J. Topazi
President and Chief Executive Officer
(Principal Executive Officer)

By	Michael W. Southern
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: May 6, 2004

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

Date: May 6, 2004

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

Date: May 6, 2004